Form 10-Q
period 2005-06-30
Republic Companies Group, Inc.
filed 2005-09-19
CIK 1320092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-51455

REPUBLIC COMPANIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0175923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Delaware Avenue, Suite 900 Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(302) 658-3613

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at September 16, 2005
Common stock, $0.01 par value	14,022,422

REPUBLIC COMPANIES GROUP, INC.

Part I - Financial Information

Item 1. Financial Statements

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities available for sale, at fair value (cost $290,599 in 2005 and $277,858 in 2004)	$291,569	$277,999
Equity securities available for sale, at fair value (cost $1,110 in 2005 and $0 in 2004)	1,120	—
Investment in unconsolidated foreign insurance company (cost $27,855 in 2005 and in 2004)	32,786	30,982
Other invested assets	996	999
Short-term investments, at cost (which approximates market)	25,542	36,516

Total investments	$352,013	$346,496
Cash and cash equivalents	10,844	2,900
Accrued interest and dividends receivable	2,643	2,606
Premiums receivable from agents and insureds (net of allowance of $533 in 2005 and $497 in 2004)	69,717	61,241
Balances due from reinsurance companies (net of allowance of $762 in 2005 and 2004)	175,969	165,080
Prepaid reinsurance premiums	92,759	98,695
Deferred policy acquisition costs	25,961	23,450
Net deferred tax asset	15,782	18,507
Federal income tax recoverable	3,615	2,351
Other assets (less accumulated depreciation of $636 in 2005 and $311 in 2004)	16,097	10,291

Total assets	$765,400	$731,617

(Continued)

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and Shareholders’ Equity
Liabilities:
Reserves for losses and loss adjustment expenses	$284,941	$267,597
Unearned premiums	215,382	213,404
Senior debt including accrued interest	20,206	—
Subordinated notes payable including accrued interest	31,193	31,192
Accrued expenses and other liabilities	43,058	42,155
Cash overdraft	9,270	7,857

Total liabilities	$604,050	$562,205

Shareholders’ equity:
Redeemable preferred shares:
Series A, $0.01 par value, $1,000 per share liquidation value. Authorized 605,000 shares; issued 107,825 shares; outstanding 107,433 and 107,531 in 2005 and 2004, including accrued dividends of $5,632 in 2005 and $18,755 in 2004	$113,065	$126,286
Common shares:
Class A (voting), $0.0018 par value, Authorized 9,625,000 shares; issued 3,580,286 shares; outstanding 3,513,268 and 3,567,977 in 2005 and 2004	7	7
Class B (nonvoting), $0.0018 par value, Authorized 2,200,000 shares; issued 1,796,883 shares; outstanding 1,783,133 and 1,794,133 in 2005 and 2004	3	3
Additional paid-in capital	3,773	4,287
Accumulated other comprehensive income (loss), net of taxes	349	(877)
Retained earnings	46,365	42,942
Unearned compensation from restricted stock awards	(2,212)	(3,236)
Treasury stock, at cost (16,412 shares of Class A Common in 2005 and 12,309 in 2004)	—	—

Total shareholders’ equity	$161,350	$169,412

Commitments and contingencies (notes 2, 7 and 11)

Total liabilities and shareholders’ equity	$765,400	$731,617

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Net insurance premiums earned	$62,249	$55,980	$122,282	$113,419
Net investment income	2,727	2,062	5,049	3,969
Net realized gains (losses)	75	(362)	76	249
Other income	1,167	1,492	2,275	2,698

	$66,218	$59,172	$129,682	$120,335

Expenses:
Net losses and loss adjustment expenses incurred	$37,349	$37,880	$67,030	$73,574
Underwriting, acquisition, and operating expenses	24,949	17,329	47,616	33,712
Interest expense	775	530	1,510	1,062

	$63,073	$55,739	$116,156	$108,348

Income from continuing operations before income taxes and equity in earnings of unconsolidated foreign insurance company	$3,145	$3,433	$13,526	$11,987
Income tax expense	1,116	1,207	4,749	4,196
Equity in earnings of unconsolidated foreign insurance company, net of income taxes	838	585	1,541	1,726

Net income	$2,867	$2,811	$10,318	$9,517

Net income (loss) available to common shareholders (note 4)	$(463)	$(689)	$3,423	$2,627

Net income (loss) per common share (note 4):
Basic	$(0.09)	$(0.14)	$0.68	$0.54

Diluted	$(0.09)	$(0.14)	$0.68	$0.54

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2005

(Dollars in thousands)

(Unaudited)

	Series A Redeemable Preferred	Class A Common	Class B Common	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Unearned compensation from restricted stock award	Treasury Stock	Shareholders’ equity
Balance at December 31, 2004	$126,286	$7	$3	$4,287	$(877)	$42,942	$(3,236)	$—	$169,412
Redemption/forfeiture of shares	(98)	—	—	(514)	—	—	514	—	(98)
Comprehensive income (loss) (net of taxes):
Net income	—	—	—	—	—	10,318	—	—	10,318
Unrealized investment gain	—	—	—	—	576	—	—	—	576
Foreign currency translation	—	—	—	—	650	—	—	—	650

Comprehensive income (net of taxes):									$11,544

Amortization of unearned compensation from restricted stock awards issued	—	—	—	—	—	—	510	—	510
Preferred dividends accrued	6,895	—	—	—	—	(6,895)	—	—	—
Dividends paid	(20,018)	—	—	—	—	—	—	—	(20,018)

Balance at June 30, 2005	$113,065	$7	$3	$3,773	$349	$46,365	$(2,212)	$—	$161,350

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,318	$9,517
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	484	137
Net accretion of bond discount	995	893
Net gain on sale of fixed maturities	(76)	(249)
Deferred federal income tax expense	2,117	1,095
Stock based compensation	510	757
(Increase) decrease in premiums receivable from agents and insureds	(8,476)	6,646
Increase in accrued interest and dividends receivable	(37)	(262)
Decrease in prepaid reinsurance premiums	5,936	404
Increase in deferred policy acquisition costs	(2,511)	(11,064)
Increase in balances due from reinsurance companies, net	(10,889)	(4,638)
(Increase) decrease in federal income tax recoverable	(1,264)	767
Increase in reserves for losses and loss adjustment expenses	17,344	4,520
Increase in unearned premiums	1,978	4,265
Increase (decrease) in accrued expenses and other liabilities	903	(2,573)
Increase in interest payable	207	1
Equity in earnings of unconsolidated foreign insurance company, net	(1,541)	(1,726)
Change in other assets	(327)	8,627

Net cash provided by operating activities	$15,671	$17,117

(Continued)

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from investing activities:
Sale of fixed assets	$60	$—
Purchase of fixed assets	(6,024)	(476)
Sale and maturities of fixed maturities, available for sale	100,342	147,442
Purchase of fixed maturities, available for sale	(114,002)	(181,940)
Purchase of equity securities	(1,110)	—
Dividends received from unconsolidated foreign insurance company	736	426
Net change in other short-term investments	10,974	16,993

Net cash used in investing activities	$(9,024)	$(17,555)

Cash flows from financing activities:
Redemption of preferred stock	$(98)	$(308)
Issuance of preferred stock	—	1,325
Sale of common stock	—	1
Dividends paid	(20,018)	—
Increase in senior debt	20,000	—
Increase (decrease) in cash overdraft	1,413	(584)

Net cash provided by financing activities	$1,297	$434

Net increase in cash and cash equivalents	7,944	(4)
Cash and cash equivalents, beginning of period	2,900	4

Cash and cash equivalents, end of period	$10,844	$—

Supplemental disclosures of cash flow information:
Interest paid	$1,304	$1,062

Income taxes paid	$3,896	$6,500

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation and Nature of Operations

Republic Companies Group, Inc. (the Company) is an insurance holding company whose subsidiaries and affiliates market and underwrite personal and commercial property and casualty risks located primarily in the southwestern United States. The consolidated financial statements of the Company and its wholly owned subsidiaries and certain affiliates, who are controlled through various management agreements, have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2004 included in the Company’s Initial Public Offering (IPO) prospectus filed with the Securities and Exchange Commission on August 4, 2005 (Registration No. 333-124758).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for their fair presentation in conformity with GAAP as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results which might be expected for the full year.

Recently Issued Accounting Standards

In November 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance applies to all investment securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF 03-1 provides guidance in identifying whether an unrealized loss on an investment security should be treated as an other-than-temporary impairment of the security’s recorded value. Among other things, the guidance provides that other-than-temporary impairment loss recognition would depend on market conditions, management’s intent and a company’s ability to hold a potentially impaired security for a period sufficient for recovery of the loss. In September 2004, the FASB delayed the effective date of many provisions of EITF 03-1 until certain implementation issues could be resolved. The full impact on the Company’s financial statements of EITF 03-1 will not be determined until the final guidance is available.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment. SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Procedures Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123R is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in 2004 and uses the fair value method for expensing stock-based compensation for periods beginning on and after January 1, 2004. However, the Company continues to analyze the expected impact of SFAS No. 123R.

(2)	Reinsurance

The Company’s insurance subsidiaries assume reinsurance from and cede reinsurance to other insurance companies, primarily under treaty reinsurance agreements.

Reinsurance does not discharge or diminish the primary liability to insureds of the companies as direct insurers. However, it does permit the companies to recover losses from the reinsurer. To the extent that reinsuring companies are unable to meet obligations arising under reinsuring agreements, the Company would remain liable. The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	Three months ended June 30, 2005		Three months ended June 30, 2004
	Written	Earned	Written	Earned
Direct	$124,108	$117,066	$122,865	$114,042
Assumed	11	771	97	98
Ceded	(55,585)	(55,588)	(60,348)	(58,160)

Net	$68,534	$62,249	$62,614	$55,980

Percentage of assumed premium to net written	0.02%		0.15%

	Six months ended June 30, 2005		Six months ended June 30, 2004
	Written	Earned	Written	Earned
Direct	$237,650	$233,121	$231,936	$227,672
Assumed	13	2,563	227	228
Ceded	(107,467)	(113,402)	(114,076)	(114,481)

Net	$130,196	$122,282	$118,087	$113,419

Percentage of assumed premium to net written	0.01%		0.19%

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3)	Capitalization and Stock Plan

In May 2005, the Company’s Board of Directors approved the form of an amendment of its Amended and Restated Certificate of Incorporation regarding capitalization of the Company upon an IPO. The amendment provides that upon the consummation of an IPO each issued and outstanding share of the Company’s Class A Common Stock and Class B Common Stock shall be converted into one share of newly authorized Common Stock (Converted Common Stock) without any action on the part of the holder. The amendment also provides that upon the consummation of an IPO, after the payment of all accrued but unpaid dividends on each outstanding share of Series A Preferred Stock, each issued and outstanding share of Series A Preferred Stock that is not redeemed for cash following an IPO shall be converted into a number of Converted Common Stock equal to (a) the sum of the liquidation value of the unredeemed Series A Preferred Stock divided by (b) the public offering price per share of the Converted Common Stock. Any common shares to be issued from the conversion of unredeemed Series A Preferred Stock following an IPO have not been included in the outstanding shares for purposes of calculating diluted earnings per share. The amendment also provides for a forward stock split of common stock and addresses other matters in anticipation of completing an IPO. Also see note 11 regarding subsequent events.

In May 2005, the Company’s Board of Directors amended the Incentive Bonus Plan of our subsidiary, Republic Underwriters Insurance Company, to provide that 25% of bonus awards may be paid in restricted Converted Common Stock after the IPO.

(a)	Common Stock

In the first quarter of 2005, 4,103 shares of Class A Common Stock were repurchased and held as treasury stock. Additionally, 50,606 shares of Class A Common Stock issued as a restricted award in 2004 were forfeited. In April 2005, 11,000 restricted shares of Class B Common Stock were forfeited. In the first quarter of 2004, 12,309 shares of Class A Common Stock were repurchased and held as treasury stock. Also see note 11 regarding subsequent events.

(b)	Redeemable Preferred Stock

In the first quarter of 2005, 98 shares of Series A Preferred Stock were redeemed at the liquidation value plus accrued dividends of $18,000. In the first quarter of 2004, 294 shares of Series A Preferred Stock were redeemed at the liquidation value plus accrued dividends of $14,000.

In February 2005, the Company paid $20 million of accrued preferred dividends with the proceeds from a senior bank credit facility as described in note 5 below.

Also see note 11 regarding subsequent events.

(c)	Stock Plan

In April 2004, the Company’s shareholders approved a Stock Plan (the 2004 Plan). The 2004 Plan authorizes the issuance of up to 693,000 shares of common stock pursuant to restricted stock awards and the exercise of stock options. On March 18, 2005, options to purchase 58,124 shares of the Company’s common stock were granted to certain officers at an exercise price of $10.00. Options vest ratably over three to five years from the date of grant. The exercise price was determined to be the then current fair value of the Company’s shares, computed on a contemporaneous basis as the book value per common share at the time of the grant multiplied by the then current price to book value per common share multiples of selected peer companies. There was no intrinsic value associated with these options at the time of issue. Also see note 11 regarding subsequent events.

The Company recorded stock compensation expense of $255,000 and $510,000 for the three and six month periods, respectively, ended June 30, 2005. The Company recorded stock compensation expense of $757,000 for the three and six month periods ended June 30, 2004.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for each period, including all vested restricted shares issued under the 2004 Stock Plan. Diluted net income per share includes the potential dilution that could occur if outstanding contracts to issue common stock were exercised and converted to common stock using the treasury stock method prescribed by Statement of Financial Accounting Standard No. 128, Earnings Per Share.

Following are the basic and diluted per share calculations for the three and six month periods ended June 30, 2005 and 2004 (dollars in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$2,867	$2,811	$10,318	$9,517
Less: Preferred stock dividends accrued	(3,330)	(3,500)	(6,895)	(6,899)
Accretion of preferred stock discount	—	—	—	9

Net income available to common shareholders	$(463)	$(689)	$3,423	$2,627

Weighted average common shares outstanding:
Basic	5,012,421	4,902,471	4,998,114	4,890,756

Diluted	5,033,880	4,906,988	5,024,775	4,895,273

Net income per share:
Basic	$(0.09)	$(0.14)	$0.68	$0.54

Diluted	$(0.09)	$(0.14)	$0.68	$0.54

(5)	Senior Bank Debt

In February 2005, the Company entered a credit agreement to secure $20 million of senior bank debt, the proceeds of which were used to pay accrued dividends on the Company’s Series A Preferred Stock. The senior bank debt is due and payable on February 23, 2010, with interest only payable quarterly based on the Company’s election of a Eurodollar rate plus 2% or the prime rate as quoted by the Wall Street Journal.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive (loss) income, net of income taxes, for the six months ended June 30, 2005 and 2004 were as follows (dollars in thousands):

	Six months ended June 30, 2005
	Pretax amount	Tax effect	Net amount
Unrealized holding gain for fixed maturities and equity securities arising during the period	$761	(234)	527
Reclassification adjustment for gains included in net income	76	(27)	49
Foreign currency translation adjustment	999	(349)	650

Other comprehensive income (loss)	$1,836	(610)	1,226

Net income			10,318

Total comprehensive income			$11,544

	Six months ended June 30, 2004
	Pretax amount	Tax effect	Net amount
Unrealized holding (loss) for fixed maturities and equity securities arising during the period	$(4,058)	1,419	(2,639)
Reclassification adjustment for gains included in net income	249	(88)	161
Foreign currency translation adjustment	(1,008)	353	(655)

Other comprehensive (loss) income	$(4,817)	1,684	(3,133)

Net income			9,517

Total comprehensive income			$6,384

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Contingent Liabilities and Commitments

The Company is subject to claims and lawsuits that arise in the ordinary course of business. On the basis of information presently available in connection with claims and lawsuits presently pending, it is the opinion of the Company’s management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company. Also see note 11 regarding subsequent events.

(8)	Segment Information

The Company classifies its business into the following segments: Independent Agents – Personal Lines, Independent Agents – Commercial Lines, Program Management, and Insurance Services and Corporate. Segments are designated based on the respective similarities in distribution systems, internal processing and management reporting systems and organizational management structure.

In the Independent Agents – Personal Lines segment, the Company underwrites personal lines of insurance distributed through a network of independent agencies. The Company tailors its products to meet the needs of policyholders located in underserved geographic and demographic markets within the Southwest region. These products currently include homeowners, dwelling fire, standard auto, nonstandard auto and personal umbrella coverages. Additionally, personal lines products distributed through the Company’s two affiliated managing general agents (MGAs) are included in this segment.

In the Independent Agents – Commercial Lines segment, the Company underwrites commercial lines of insurance distributed through a network of independent agencies. The Company’s products target specific classes of business in industries that the Company believes are underserved by the insurance industry. These products currently include commercial package policies, casualty, property, auto, workers’ compensation, farm and ranch and commercial umbrella coverages.

In the Program Management segment, the Company distributes personal and commercial insurance policies through contractual programs established with unaffiliated MGAs. These MGAs provide the underwriting, claims handling and management for the Company’s products in targeted niche markets. The Company writes the policies produced through these MGAs, retains all or a portion of the business and generally cedes any remaining premium to highly-rated reinsurers. The Company generally receives a fronting fee in addition to sharing in the underwriting results of each program. The Company requires various contractual, operational, financial and other oversight controls on the business of each MGA to protect its surplus and reputation. These relationships are based on years of experience with the MGA principals and an understanding of the products, markets and distribution of the programs. Through these unaffiliated MGA programs, the Company currently underwrites nonstandard auto, commercial auto, light commercial casualty, prize indemnification, collateral indemnity and employers’ nonsubscriber policies.

In the Insurance Services and Corporate segment, the Company provides fronting services through its Texas county mutual insurance company and other insurance subsidiaries and controlled affiliate primarily to national carriers seeking to utilize the Company’s charters and licenses to access insurance markets in Texas and other states. These companies establish programs whereby the Company underwrites risks that are entirely ceded back to the carriers in exchange for a fronting fee. The Company’s principal fronting programs are for nonstandard auto policies. The Insurance Services and Corporate segment also reflects the revenue and expenses that are not allocated to any other particular segment, including general corporate overhead and interest expenses and the equity in the earnings of the Company’s unconsolidated foreign insurance company.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income (loss) before income taxes by segment consists of revenues, including allocated investment income, less expenses, related to the respective segment’s operations. Net investment results include realized gains and losses allocated on the same basis as investment income. Taxes are allocated to each segment at the Company’s effective tax rate. Identifiable assets by segment are those assets used in or allocated to the operation of each segment (dollars in thousands).

	Independent Agents - Personal Lines	Independent Agents - Commercial Lines	Program Management	Insurance Services and Corporate	Consolidated
Three months ended June 30, 2005
Gross written premiums	$35,636	$21,044	$32,274	$35,165	$124,119

Net insurance premiums earned	31,821	16,987	11,715	1,726	62,249
Net investment results	1,211	925	589	77	2,802
Other income	—	—	653	514	1,167

Total revenues	$33,032	$17,912	$12,957	$2,317	$66,218

Income (loss) before income taxes	$379	$1,018	$1,971	$(223)	$3,145
Income tax expense (benefit)	144	358	685	(71)	1,116
Equity in earnings of unconsolidated foreign insurance company	—	—	—	838	838

Net income	$235	$660	$1,286	$686	$2,867

Identifiable assets	$224,992	$161,736	$195,219	$183,453	$765,400

Three months ended June 30, 2004
Gross written premiums	$33,545	$17,589	$42,087	$29,741	$122,962

Net insurance premiums earned	29,309	11,743	13,724	1,204	55,980
Net investment results	906	348	397	49	1,700
Other income	—	—	852	640	1,492

Total revenues	$30,215	$12,091	$14,973	$1,893	$59,172

Income (loss) before income taxes	$1,498	$(716)	$2,397	$254	$3,433
Income tax expense (benefit)	527	(250)	841	89	1,207
Equity in earnings of unconsolidated foreign insurance company	—	—	—	585	585

Net income (loss)	$971	$(466)	$1,556	$750	$2,811

Identifiable assets	$220,459	$139,440	$176,946	$173,654	$710,499

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Independent Agents - Personal Lines	Independent Agents - Commercial Lines	Program Management	Insurance Services and Corporate	Consolidated
Six months ended June 30, 2005
Gross written premiums	$67,347	$40,894	$61,773	$67,649	$237,663

Net insurance premiums earned	64,122	33,384	21,518	3,258	122,282
Net investment results	2,173	1,613	1,113	226	5,125
Other income	—	—	1,222	1,053	2,275

Total revenues	$66,295	$34,997	$23,853	$4,537	$129,682

Income (loss) before income taxes	$10,296	$882	$2,613	$(265)	$13,526
Income tax expense (benefit)	3,615	310	910	(86)	4,749
Equity in earnings of unconsolidated foreign insurance company	—	—	—	1,541	1,541

Net income	$6,681	$572	$1,703	$1,362	$10,318

Identifiable assets	$224,992	$161,736	$195,219	$183,453	$765,400

Six months ended June 30, 2004
Gross written premiums	$66,146	$31,726	$79,599	$54,692	$232,163

Net insurance premiums earned	60,832	24,285	26,228	2,074	113,419
Net investment results	2,139	1,062	906	111	4,218
Other income	—	—	1,657	1,041	2,698

Total revenues	$62,971	$25,347	$28,791	$3,226	$120,335

Income before income taxes	$6,943	$194	$4,622	$228	$11,987
Income tax expense	2,430	68	1,618	80	4,196
Equity in earnings of unconsolidated foreign insurance company	—	—	—	1,726	1,726

Net income	$4,513	$126	$3,004	$1,874	$9,517

Identifiable assets	$220,459	$139,440	$176,946	$173,654	$710,499

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Pension Plans

The Company sponsors a qualified defined benefit plan for employees of the Company and certain affiliates that was frozen with benefits accrued through December 31, 2003. Pension costs for this pension plan are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$—	—	—	—
Interest cost	663	647	1,326	1,294
Amortization of unrecognized transition obligation	—	—	—	—
Recognized net actuarial loss	—	—	—	—
Expected return on plan assets	(840)	(783)	(1,680)	(1,566)
Curtailment	—	—	—	—
Prior service cost	—	—	—	—

Net periodic pension benefit	$(177)	(136)	(354)	(272)

The Company sponsors a noncontributory nonqualified defined benefit pension restoration plan for a select group of management employees of the Company and its subsidiaries that was frozen with benefits accrued through December 31, 2003. This plan restores the benefit lost by these employees because of cap limits of the qualified plan. Pension costs for this pension plan are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$—	—	—	—
Interest cost	31	31	62	62
Amortization of unrecognized transition obligation	—	—	—	—
Recognized net actuarial loss	3	1	6	2
Expected return on plan assets	—	—	—	—
Curtailment	—	—	—	—
Prior service cost	—	—	—	—

Net periodic pension cost	$34	32	68	64

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Unconsolidated Investment

The investment in unconsolidated foreign insurance company represents the Company’s 30% interest in Seguros Atlas, S.A., a Mexican insurance company (Atlas). Summarized financial information for Atlas as of and for the periods ended June 30, 2005 and December 31, 2004 is presented below:

	2005
	Pesos	Dollars
	(Amounts in thousands)
Assets	4,276,032	397,881
Liabilities	2,899,712	269,816
Equity	1,376,320	128,065
Net income (period January 1 to June 30, 2005)	55,552	5,168

	2004
	Pesos	Dollars
	(Amounts in thousands)
Assets	3,628,382	325,854
Liabilities	2,308,942	207,359
Equity	1,319,440	118,495
Net income (year ended December 31, 2004)	112,931	10,003

The exchange rates used to convert the balance sheet information as of June 30, 2005 and December 31, 2004 were 10.747 pesos and 11.135 pesos, respectively, to one dollar. For 2005, net income was converted using an average exchange rate of 10.75 pesos to one dollar. For 2004, net income was converted using an average exchange rate of 11.29 pesos to one dollar. The Company recorded $1,541,000 and $1,726,000 as equity in the earnings of Atlas for the six months ended June 30, 2005 and 2004, respectively. This represents an estimate of the Company’s share of Atlas’ earnings adjusted for estimated differences between Mexican statutory accounting requirements and U.S. GAAP. There is no income tax effect from the equity in the earnings of Atlas included in the accompanying condensed consolidated financial statements.

(11)	Subsequent Events

In July 2005, the Company granted options to certain members of management totaling 1,347 Class B Common shares with an exercise price of $10. Additionally, the Board of Directors authorized the grant of options to certain employees totaling 30,250 Class B Common shares with an exercise price equal to the closing price of the Company’s common stock on the closing date of the IPO, which was $14.13.

In addition, in July 2005, the Board of Directors of the Company approved the grant of options to certain members of management totaling 12,375 Class B Common shares contingent on the closing of the Company’s IPO. The exercise price of these options was to equal the price of the Company’s common stock on the closing date of the IPO, which was $14.13.

In July 2005, the Company’s Board of Directors approved the final form of an amendment of its Amended and Restated Certificate of Incorporation to provide for a 5.5:1 stock split of the Company’s Class A and Class B Common shares. This amendment also increased the number of authorized shares for the Common and Preferred Stock. All previously reported common share and per share amounts have been adjusted to give effect to the stock split.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2005, the Company’s Board of Directors adopted the final form of an Employee Stock Purchase Plan. The plan will become effective in 2006. The Board of Directors also approved the final form of an Equity Based Compensation Plan and Deferred Compensation Plan for Directors.

Effective August 8, 2005, the Company completed the IPO of its common stock. The following table sets forth the Company’s capitalization as of June 30, 2005:

•	on an actual basis; and

•	on an as adjusted basis to give effect to:

(1)	the payment of all accrued and unpaid dividends on the Series A Preferred Stock through August 8, 2005, the closing date of the the IPO;

(2)	the redemption of 69,268 shares of the Series A Preferred Stock with the proceeds of the IPO;

(3)	the consummation of a 5.5:1 stock split of all of the Class A and Class B Common Stock, which was effected on July 18, 2005;

(4)	the conversion of all of the Class A and Class B Common Stock into shares of Converted Common Stock upon the completion of the IPO;

(5)	the conversion of the remaining shares of Series A Preferred Stock into 2,726,024 shares of Converted Common Stock; and

(6)	the sale of 6,000,000 shares of Common stock in the IPO at an initial offering price to the public of $14.00 per share and after deducting underwriting discounts and offering expenses. On September 3, 2005, the over-allotment option granted to the underwriters in the IPO expired without having been exercised.

In addition, the “as adjusted” additional paid-in capital reflects incremental accretion on our Series A Preferred Stock of $1.5 million for the period from June 30, 2005 through the August 8, 2005 closing date for the IPO. The “as adjusted” retained earnings reflects a corresponding reduction of $1.5 million related to this incremental accretion.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of June 30, 2005
	Actual	As Adjusted
	($ in thousands, except share data)
Debt	$51,399	$51,399

Shareholders’ equity:
Common stock, $0.01 par value per share: no shares authorized, actual, and 200,000,000 shares authorized and 14,022,422 shares issued and outstanding, as adjusted	—	140
Class A common stock, $0.0018 par value per share: 9,625,000 shares authorized and 3,580,286 shares issued and 3,513,268 shares outstanding, actual, and no shares authorized, issued or outstanding, as adjusted	7	—
Class B common stock, $0.0018 par value per share: 2,200,000 shares authorized and 1,796,883 shares issued and 1,783,133 shares outstanding, actual, and no shares authorized, issued or outstanding, as adjusted	3	—
Series A redeemable preferred stock, $0.01 par value per share, $1,000 per share liquidation value: 605,000 shares authorized, 107,825 shares issued and 107,433 shares outstanding, including accrued dividends of $5,632, actual, and preferred stock, $0.01 par value per share: 10,000,000 shares authorized and no shares issued or outstanding, as adjusted	113,065	—
Additional paid-in capital	3,773	117,827
Accumulated other comprehensive income, net of taxes	349	349
Retained earnings	46,365	44,895
Unearned compensation from restricted stock awards	(2,212)	(2,212)
Treasury stock (at cost) (16,412 shares of Class A common stock, actual, and 16,412 shares of Common stock, as adjusted)	—	—

Total shareholders’ equity	$161,350	$160,999

Total capitalization	$212,749	$212,398

On August 29, 2005, Hurricane Katrina struck portions of Louisiana, Mississippi and Alabama. The Company provides insurance for windstorm damage to personal and commercial risks in Louisiana. However, the Company does not write flood insurance in Louisiana or provide any property insurance in Mississippi or Alabama. The after-tax impact on the Company’s third quarter net income, net of recoveries from catastrophe reinsurance treaties, is estimated at approximately $3.3 million. The gross impact of the hurricane losses is not available at this time; however, it is expected that such amount will be within the limits of Company’s excess of loss reinsurance coverage, thus limiting the Company’s exposure to its net retention of approximately $3.3 million after taxes. This estimate is preliminary and based on broad assumptions about coverage, damage and reinsurance including claims received to date, industry loss estimates, estimates from industry and proprietary models, and contract language, among other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

A number of the statements in this Form 10-Q are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA), that reflect our current views with respect to future events and financial performance. These forward-looking statements, which may apply to us specifically or the insurance industry in general, are made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial, legislative and other developments. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data, including activity resulting from natural or man-made catastrophic events or severe weather. Hurricane Katrina, which occurred on August 29, 2005, is one such example. Factors that might influence our exposure to loss from this event in addition to the routine adjustment of losses include: exhaustion of reinsurance cover, unanticipated litigation expenses, recoverability of ceded losses, impact on future premium income in Louisiana, among others;

•	changes in general economic conditions, including inflation and other factors;

•	failure to adequately price our insurance policies and create sufficient reserves;

•	industry developments that centralize and commoditize insurance products to the detriment of agency distribution models;

•	lack of acceptance of our products and services, including new products and services;

•	decreased demand for our insurance products;

•	difficulty in expanding our book of business;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	the creditworthiness of our reinsurers or of the insurers for whom we provide fronting services;

•	the occurrence of one or more catastrophic events or a series of severe weather events in the concentrated geographic area where we focus our insurance underwriting;

•	loss of independent insurance agents to distribute our products;

•	failure of one or more of our MGAs to appropriately underwrite our products or administer claims;

•	inability to maintain our business relationship with our largest producing MGA;

•	loss of the services of any of our executive officers, underwriters or other key personnel;

•	decline of our A.M. Best Company, Inc. (“A.M. Best”) financial strength rating;

•	changes in rating agency policies or practices;

•	failure of any loss limitation method we employ;

•	changes in legal theories of liability under our insurance policies;

•	economic or regulatory developments in the states of Texas, Louisiana, Oklahoma, New Mexico or other states in which we operate now or in the future, that adversely affect our financial condition and results of operations;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	inability to obtain capital on acceptable terms;

•	changes in regulations, laws and accounting standards applicable to us or our subsidiaries, agents or customers;

•	increases in the amount of assessments we are required to pay;

•	the effect our holding company structure and regulatory constraints may have on our ongoing cash requirements and ability to pay dividends;

•	failure of our information technology systems;

•	the effects of future acquisitions on our business; and

•	difficulty in effecting a change of control of our company.

This list of factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Form 10-Q. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. In addition to the information regarding risks discussed herein, you should read the “Risk Factors” included in our IPO prospectus filed with the Securities and Exchange Commission (SEC) on August 4, 2005 (Registration No. 333-124758).

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions otherwise prove to be incorrect, our actual results may vary materially from what we project. Any forward-looking statements you read in this report reflect our views as of the date of this report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, financial condition, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

Comparability of Financial Statement Information

As discussed in the Company’s IPO prospectus filed with the SEC on August 4, 2005 (Registration No. 333-124758), on August 29, 2003 the Company, then backed by an investor group, acquired all of the issued and outstanding capital stock of our top tier operating companies from a Swiss insurance company (2003 Acquisition). As a result of the 2003 Acquisition, we were required under SFAS No. 141, Business Combinations, to adopt purchase accounting and record our assets and liabilities at their fair market value at the time of the 2003 Acquisition. Since the price paid in the 2003 Acquisition was less than our net asset value, we recorded negative goodwill and wrote down the value of some of our assets. The resulting change in the book value of our assets limits the comparability of several income statement items from and after August 29, 2003. You should read this discussion in conjunction with the Company’s audited financial statements and accompanying notes included in our IPO prospectus filed with the Securities and Exchange Commission.

In connection with the 2003 Acquisition, we adjusted our unearned premium reserve liability to fair value at the August 29, 2003 acquisition date pursuant to SFAS No. 141, Business Combinations. The adjustment reduced the unearned premium reserve liability to its fair value by $23.4 million which was approximately equal to the historical deferred acquisition cost asset of $24.2 million. The fair value adjustment of the unearned premium reserve liability was amortized over the twelve months following the 2003 Acquisition. The following table reflects the impact of the amortization by segment of the fair value adjustment of the unearned premium reserve liability as if it were an approximation of the historical deferred acquisition cost asset in the respective periods set forth below.

Impact of Amortization of the Purchase-GAAP Fair Value Adjustment of

the Unearned Premium Reserve Liability

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	($ in thousands)
Independent Agents — Personal Lines
Net insurance premiums earned
Pre amortization balance	$31,821	$33,175	$64,122	$68,064
Amortization of fair value adjustment	—	(3,866)	—	(7,232)

Post amortization balance	$31,821	$29,309	$64,122	$60,832

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$10,432	$10,746	$20,605	$21,036
Amortization of fair value adjustment	—	(3,866)	—	(7,232)

Post amortization balance	$10,432	$6,880	$20,605	$13,804

Independent Agents — Commercial Lines
Net insurance premiums earned
Pre amortization balance	$16,987	$13,464	$33,384	$27,699
Amortization of fair value adjustment	—	(1,721)	—	(3,414)

Post amortization balance	$16,987	$11,743	$33,384	$24,285

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$7,052	$5,343	$13,414	$10,774
Amortization of fair value adjustment	—	(1,721)	—	(3,414)

Post amortization balance	$7,052	$3,622	$13,414	$7,360

Program Management
Net insurance premiums earned
Pre amortization balance	$11,715	$14,022	$21,518	$27,352
Amortization of fair value adjustment	—	(298)	—	(1,124)

Post amortization balance	$11,715	$13,724	$21,518	$26,228

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$5,700	$6,016	$10,305	$11,736
Amortization of fair value adjustment	—	(298)	—	(1,124)

Post amortization balance	$5,700	$5,718	$10,305	$10,612

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Insurance Services and Corporate
Net insurance premiums earned
Pre amortization balance	$1,726	$1,204	$3,258	$2,074
Amortization of fair value adjustment	—	—	—	—

Post amortization balance	$1,726	$1,204	$3,258	$2,074

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$1,765	$1,109	$3,292	$1,936
Amortization of fair value adjustment	—	—	—	—

Post amortization balance	$1,765	$1,109	$3,292	$1,936

Consolidated
Net insurance premiums earned
Pre amortization balance	$62,249	$61,865	$122,282	$125,189
Amortization of fair value adjustment	—	(5,885)	—	(11,770)

Post amortization balance	$62,249	$55,980	$122,282	$113,419

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$24,949	$23,214	$47,616	$45,482
Amortization of fair value adjustment	—	(5,885)	—	(11,770)

Post amortization balance	$24,949	$17,329	$47,616	$33,712

Overview

In addition to the information discussed below, you should read the Company’s consolidated and combined financial statements included in our IPO prospectus filed with the Securities and Exchange Commission on August 4, 2005 (Registration No. 333-124758). The prospectus includes information regarding the Company not discussed in this Form 10-Q, such as an overview of our organizational structure and businesses, a summary of our principal revenue and expense items, a summary of our key financial measures and a summary of our critical accounting policies.

We are a focused provider of personal and commercial property and casualty insurance products to individuals and small to medium-size businesses primarily in Texas, Louisiana, Oklahoma and New Mexico, a large and fast-growing region. We have written insurance in Texas consistently throughout our entire 101-year history while many of our competitors have moved in and out of the state. Our long-standing presence and deep market knowledge have allowed us to develop a loyal network of over 450 independent agents and a select group of managing general agents (“MGAs”) who provide us access to what we believe are among the most profitable markets — underserved niches primarily in rural and small to medium-size metropolitan markets.

We target underserved markets that have been and continue to be largely ignored by national insurance companies because these markets require underwriting expertise that most carriers have been unwilling to develop given the relative small volume of premiums produced by local agents. Within these markets, we capitalize on our superior local knowledge to identify profitable underwriting opportunities. We apply a high level of selectivity in the risks we underwrite and use a risk-adjusted return approach to capital allocation, which we believe allows us to allocate our capital to the business segments that we believe will generate consistent underwriting profits. We believe that we distinguish ourselves from our competitors by delivering tailored product solutions, providing a high level of customer service and responding quickly to the needs of our agents and policyholders.

Our business is conducted through four segments organized primarily by distribution channel: Independent Agents — Personal Lines, Independent Agents — Commercial Lines, Program Management and Insurance Services and Corporate. Our Independent Agents – Personal Lines and our Independent Agents – Commercial Lines segments operate through our network of independent agents and our two affiliated MGAs. Our Program Management segment includes products distributed through unaffiliated MGAs that bind and underwrite insurance policies on our behalf within designated programs and in conformity with our underwriting guidelines. Our Insurance Services and Corporate segment primarily comprises our fee-based fronting business and interest expense on our long-term debt.

Results of Operations

The table below summarizes our results of operations on a consolidated basis for the three and six month periods ended June 30, 2005 and 2004, and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our unaudited condensed consolidated financial statements included in this Form 10-Q and to assist the reader in gaining a better understanding of our results of operations.

	Three Months Ended				Six Months Ended
Results of Operations — Consolidated	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
			($ in thousands)
Net insurance premiums earned	$62,249		$55,980		$122,282		$113,419
Net investment income	2,727		2,062		5,049		3,969
Net realized gains (losses)	75		(362)		76		249
Other income	1,167		1,492		2,275		2,698

Total revenues	$66,218		$59,172		$129,682		$120,335

Net losses and loss adjustment expenses incurred	$37,349		$37,880		$67,030		$73,574
Underwriting, acquisition and operating expenses
Commissions	13,073		7,916		24,726		15,978
Other underwriting, acquisition and operating expenses	11,876		9,413		22,890		17,734

Total underwriting, acquisition and operating expenses	24,949		17,329		47,616		33,712
Interest expense	775		530		1,510		1,062

Total expenses	$63,073		$55,739		$116,156		$108,348

Income from continuing operations before income taxes	$3,145		$3,433		$13,526		$11,987
Income tax expense	1,116		1,207		4,749		4,196
Equity in earnings of unconsolidated foreign insurance company, net of income taxes	838		585		1,541		1,726

Net income	$2,867		$2,811		$10,318		$9,517

Key Measures
Gross written premiums	$124,119		$122,962		$237,663		$232,163
Net written premiums	68,534		62,614		130,196		118,087
Net ex-catastrophe loss ratio	49.7%		60.2%		48.8%		59.1%
Net catastrophe loss ratio	10.3		7.4		6.0		5.8
Net expense ratio	40.1		31.0		38.9		29.7

Net combined ratio	100.1%		98.6%		93.7%		94.6%

Total assets	$765,400		$710,499		$765,400		$710,499
Statutory surplus	164,196		141,554		164,196		141,554
Net underwriting leverage (1)	1.5	x	1.6	x	1.5	x	1.6	x

(1)	The net underwriting leverage ratio is the ratio of annualized net written premiums divided by projected end-of-year statutory surplus.

Comparison of the Consolidated Three Months Ended June 30, 2005 to June 30, 2004

Underwriting income

Consolidated gross written premiums of $124.1 million and consolidated net written premiums of $68.5 million for the second quarter 2005 were 0.9% and 9.5% higher, respectively, compared to the same period in 2004. Net written premiums, which we view as a more appropriate measure of our growth due to the effects of fronting services on our gross written premiums, grew 6.4% in our Independent Agents – Personal Lines segment and 24.8% in our Independent Agents – Commercial Lines segment and declined 1.7% in our Program Management segment during the second quarter 2005 compared to the same period in 2004. The growth in gross written premium was primarily driven by the new low value dwelling program in the Independent Agents – Personal Lines segment and the new farm and ranch program in the Independent Agents – Commercial Lines segment.

Consolidated net insurance premiums earned of $62.2 million increased 0.6% for the second quarter 2005 over the same period in 2004, after factoring out the effects of the purchase GAAP reclassification (see “Comparability of Financial Statement Information” above). Net insurance premiums earned (after eliminating the effect of the purchase GAAP reclassification) increased 26.2% in the Independent Agents – Commercial Lines segment and declined 4.1% in the Independent Agents – Personal Lines and 16.5% in the Program Management segments during the second quarter of 2005.

We experience seasonality in our underwriting results related to large weather events that generally occur in the second and third quarters. Weather related catastrophe losses vary from year to year in severity and frequency depending upon variations in weather patterns. In evaluating our independent agency claims loss experience, we classify weather events with losses aggregating at least $400,000 as catastrophe losses. We use historical average loss severities and exposure maps to estimate the ultimate cost of catastrophic weather events and we record reserves for unpaid losses and loss adjustment expenses in the period when an event occurs. Our annual plans are generally based upon the average of the last five years of catastrophe weather losses. The average catastrophe loss ratio for the second quarter in the last five years was 14.4% with a range from a high of 23.5% to a low of 5.0%. The catastrophe loss ratio for our second quarter of 2005 was 10.3% which was better than our planned average catastrophe loss experience. The catastrophe loss ratio for the second quarter of 2004, in which we experienced relatively few catastrophic weather events, was only 7.4%. During the second quarter of 2005 we experienced three catastrophe weather events resulting in claim losses in excess of $1 million but only two events with claim losses in excess of $1 million in same period of 2004. Most of our weather related losses were experienced in the Independent Agents – Personal Lines segment. The loss ratios in 2004, including the catastrophe ratios, were increased due by amortization of the fair value adjustment of the unearned premium reserves (e.g., loss ratios were impacted by reducing the net insurance premium earned).

The expense ratio for the second quarter 2005 was 40.1% compared to 31.0% in 2004. Expenses in the second quarter 2004 were reduced by $5.9 million due to the amortization of the fair value adjustment of the unearned premium reserves related to the 2003 Acquisition. Additionally, the higher expenses in 2005 involve higher technology costs related to new product initiatives and other expenses in anticipation of the Company’s IPO.

The consolidated net combined ratio of 100.1% for the second quarter 2005 was better than our second quarter 2005 plan partially because of the better than average catastrophe weather experience, combined with continuing improvement in ex-catastrophe experience in our personal and commercial property lines. The combined ratio for the second quarter 2004 was 98.6%, reflecting the favorable catastrophe experience in 2004.

Investment income

Consolidated net investment income of $2.7 million for the second quarter 2005 was 32.3% higher than for the same period in 2004. The increases primarily resulted from the higher investment asset base, increases in short-term market interest rates and a decline in investment expenses related to the absence of expenses associated with owning and operating our real estate investment which was sold in August 2004. The annualized net investment yield on average invested assets, excluding our investment in Atlas, was 3.2% for the second quarter 2005 compared to 2.8% for the same period in 2004.

Net realized gains (losses)

Net realized gains of $75,000 in the second quarter of 2005 were higher than the net realized losses of $362,000 for the same period in 2004. The Company repositioned its investment portfolio in late 2003 and early 2004 following the 2003 Acquisition and recognized capital gains and losses during that process. After the repositioning efforts were completed later in 2004, the Company’s investment strategy has involved limited trading activity, thus resulting in nominal realized gains or losses since that time.

Other income

Other income primarily represents fronting fees earned by our insurance subsidiaries on policies written on behalf of MGAs in our Program Management segment and fees from other insurance carriers in our Insurance Services and Corporate segment. Other income of $1.2 million for the second quarter 2005 was 21.8% less than other income for the same period in 2004. The reduction is primarily the result of reduced fronting fees from two MGA relationships that we terminated in 2004.

Interest expense

Interest expense of $0.8 million for the second quarter 2005 was higher than interest expense of $0.5 million for the same period in 2004. The increase is due in part to an additional $20.0 million of senior bank debt incurred in February 2005 and in part to increases in the applicable floating interest rates. See note 5 to our unaudited condensed consolidated financial statements as of June 30, 2005.

Income from continuing operations before income taxes and income tax expense

Income from continuing operations of $3.1 million for the second quarter of 2005 was less than the $3.4 million for the same period in 2004 primarily because of higher catastrophe losses and higher operating expenses primarily related to the Company’s IPO.

The Company is subject to Federal income taxes at the 35% effective rate in 2005 and 2004.

Equity in earnings of unconsolidated foreign insurance company

We record our 30% investment in Atlas on the equity basis of accounting. Equity in earnings of our unconsolidated foreign insurance company, net of income taxes, was $0.8 million in the second quarter of 2005 which was slightly higher than the $0.6 million reported for the same period in 2004.

Net income

Consolidated net income of $2.9 million for the second quarter 2005 was 2.0% higher than for the same period in 2004. The increase in net income was primarily attributable to stable to improving underwriting margins on our growing net insurance premiums earned and increases in net investment income.

Comparison of the Consolidated Six Months Ended June 30, 2005 to June 30, 2004

Underwriting income

Consolidated gross written premiums of $237.7 million and consolidated net written premiums of $130.2 million for the first half of 2005 were 2.4% and 10.3% higher, respectively, compared to the same period in 2004. Net written premiums grew 36.7% in our Independent Agents – Commercial Lines segment and 2.3% in our Independent Agents – Personal Lines segment and were essentially flat in our Program Management segment during the first half of 2005 compared to the same period in 2004. The growth in gross written premium was primarily driven by the new low value dwelling program in the Independent Agents – Personal Lines segment and the new farm and ranch program in the Independent Agents – Commercial Lines segment.

Consolidated net insurance premiums earned of $122.3 million declined 2.3% for the first six months of 2005 over the same period in 2004, after factoring out the effects of the purchase GAAP reclassification (see “Comparability of Financial Statement Information” above). Net insurance premiums earned increased 20.5% in the Independent Agents – Commercial Lines segment and declined 5.8% in the Independent Agents – Personal Lines and 21.3% in the Program Management segments during the first half of 2005.

The catastrophe loss ratio for the first half of 2005 was 6.0% compared to 5.8% for the first half of 2004. The catastrophe loss ratio for the second quarter of 2004, in which we experienced relatively few catastrophic weather events, was only 7.4% compared to 10.3% in 2005. During the first six months of 2005 we experienced three catastrophe weather events resulting in claim losses in excess of $1 million but only two events with claim losses in excess of $1 million in same period of 2004. Most of our weather related losses were experienced in the Independent Agents – Personal Lines segment. The loss ratios in 2004, including the catastrophe ratios, were increased by the amortization of the fair value adjustment of the unearned premium reserves.

The expense ratio for the first six months of 2005 was 38.9% compared to 29.7% for the same period in 2004. The comparison is impacted by the reduction of expenses in 2004 by $11.8 million due to the amortization of the fair value adjustment of the unearned premium reserves. Eliminating the impact of this adjustment would result in an expense ratio of 36.3% in 2004. The 2005 increase is primarily related to expenses incurred in anticipation of the Company’s IPO and the small decline in earned premiums.

The consolidated net combined ratio for the year-to-date through June 30, 2005 was 93.7% and represented a modest improvement over 94.6% for the same period in 2004, reflecting steady to improving overall underwriting margins. Improvements in our ex-catastrophe loss experience in 2005 over 2004 largely offset the higher catastrophe losses experience in 2005 over 2004. Year-to-date through June 30, 2005, net underwriting income of $7.6 million (computed as net insurance premiums earned less net losses and loss adjustment expenses incurred and total underwriting, acquisition and operating expenses) was 24.5% higher than net underwriting income of $6.1 million for the same period in 2004 driven primarily by changes in the Independent Agents – Personal Lines and the Independent Agents – Commercial Lines segments, as discussed in more detail below.

Investment income

Year-to-date consolidated investment income of $5.0 million through June 30, 2005 was 27.2% higher than the same period in 2004. The increases primarily resulted from the higher investment asset base, increases in short-term market interest rates and a decline in investment expenses related to the absence of expenses associated with owning and operating our real estate investment which was sold in August 2004. The annualized net investment yield on average invested assets, excluding our investment in Atlas, was 3.2% for the first six months of 2005 compared to 2.8% for the same period in 2004.

Net realized gains (losses)

Year-to-date net realized gains were $76,000 through June 30, 2005 compared to realized gains of $249,000 for the same period in 2004. As mentioned earlier, the Company’s investment strategy has involved limited trading activity, thus resulting in lower realized gains or losses in 2005.

Other income

Year-to-date through June 30, 2005 other income of $2.3 million was 15.7% lower than for the same period in 2004. The reduction is primarily the result of reduced fronting fees from two MGA relationships that we terminated in 2004.

Interest expense

Interest expense of $1.5 million for the first six months of 2005 was higher than interest expense of $1.1 million for the same period in 2004. The increase is due in part to an additional $20.0 million of senior bank debt incurred in February 2005 and in part to increases in the applicable floating interest rates.

Income from continuing operations before income taxes and income tax expense

Year-to-date income from continuing operations before income taxes through June 30, 2005 of $13.5 million was 12.8% higher than income from continuing operations before income taxes of $12.0 million for the same period in 2004 primarily because of improvements in non-weather related claim losses and improvements in net investment income.

The Company is subject to Federal income taxes at the 35% effective rate in 2005 and 2004.

Equity in earnings of unconsolidated foreign insurance company

We record our 30% investment in Atlas on the equity basis of accounting. Equity in earnings of our unconsolidated foreign insurance company, net of income taxes, was $1.5 million in the first half of 2005 was comparable to the $1.7 million reported for the same period in 2004.

Net income

Year-to-date through June 30, 2005 consolidated net income of $10.3 million was 8.4% higher than for the same period in 2004. The increase in net income was primarily attributable to stable to improving underwriting margins on our growing net insurance premiums earned and increases in net investment income.

Segment Results of Operations

Independent Agents — Personal Lines

In the second quarter of 2005, the Independent Agents — Personal Lines segment accounted for 28.7% of our gross written premiums, 51.1% of our net insurance premiums earned and 8.2% of consolidated net income. Approximately 61.0% of gross written premiums for this segment are for personal property lines of business and 39.0% are for personal auto lines of business. Of our personal auto gross written premiums for 2005, 38.2% was from nonstandard auto products.

Year-to-date through June 30, 2005 and 2004, the Independent Agents — Personal Lines segment accounted for 28.3% and 28.5% of our gross written premiums, 52.4% and 53.6% of our net insurance premiums earned, and 64.8% and 47.4% of our consolidated net income, respectively.

The table below summarizes our historical results of operations for the Independent Agents — Personal Lines segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our condensed consolidated financial statements included elsewhere in this Form 10-Q and to assist the reader in gaining a better understanding of our results of operations.

	Three Months Ended				Six Months Ended
Results of Operations — Independent Agents – Personal Lines	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
			($ in thousands)
Net insurance premiums earned	$31,821		$29,309		$64,122		$60,832
Net investment income	1,178		1,079		2,140		2,013
Net realized gains (losses)	33		(173)		33		126
Other income	—		—		—		—

Total revenues	$33,032		$30,215		$66,295		$62,971

Net losses and loss adjustment expenses incurred	$22,221		$21,837		$35,394		$42,224
Underwriting, acquisition and operating expenses
Commissions	5,675		2,974		11,238		6,426
Other underwriting, acquisition and operating expenses	4,757		3,906		9,367		7,378

Total underwriting, acquisition and operating expenses	10,432		6,880		20,605		13,804
Interest expense	—		—		—		—

Total expenses	$32,653		$28,717		$55,999		$56,028

Income from continuing operations before income taxes	$379		$1,498		$10,296		$6,943
Income tax expense	144		527		3,615		2,430

Income from continuing operations	$235		$971		$6,681		$4,513

Key Measures

Gross written premiums	$35,636		$33,545		$67,347		$66,146
Net written premiums	33,571		31,563		63,574		62,164

Net ex-catastrophe loss ratio	50.8%		63.1%		44.6%		61.2%
Net catastrophe loss ratio	19.0		11.4		10.6		8.2
Net expense ratio	32.8		23.5		32.1		22.7

Net combined ratio	102.6%		98.0%		87.3%		92.1%

Allocated assets	$224,992		$220,459		$224,992		$220,459
Net underwriting leverage (1)	2.3	x	2.3	x	2.3	x	2.3	x

(1)	Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment.

Comparison of the Three Months Ended June 30, 2005 to June 30, 2004

(Independent Agents – Personal Lines Segment)

Underwriting income

Gross written premiums of $35.6 million for the second quarter of 2005 were 6.2% higher than for the same period in 2004. This increase resulted primarily from personal property lines of business including $2.4 million from our new low-value dwelling product. Reductions in gross written premiums were experienced in non-standard personal auto products as we continue to de-emphasize these products in certain areas due to excess market capacity and declining rates.

Net insurance premiums earned of $31.8 million were 8.6% higher in the second quarter 2005 than for the same period in 2004 primarily due to the effects of purchase GAAP accounting on 2004 net insurance premiums earned reclassification (see “Comparability of Financial Statement Information” above). The earnings impact of growth in the gross written premiums from our low-value dwelling initiative will not be fully realized until subsequent quarters.

Due to the seasonality of weather related catastrophe losses in our Independent Agents – Personal Lines segment, we generally experience favorable underwriting results in our first and fourth quarters and experience underwriting losses from catastrophic weather events in our second and third quarters. The second quarter 2005 combined ratio of 102.6% for this segment included a 19.0% weather related catastrophe net loss ratio. This was less than our average weather related catastrophe net loss ratio of 20.2% for the prior five years which we used in developing our 2005 plan for this segment. The net combined ratio of 98.0% for the second quarter of 2004 was 4.6 points better than the second quarter of 2005; however, the 2004 net combined ratio included a weather related catastrophe net loss ratio of only 11.4% (7.6 points less than in 2005) due to comparatively favorable weather patterns in 2004.

The net expense ratio for the second quarter of 2004 was reduced 8.9 points by the effects of the purchase GAAP reclassification on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above). After factoring out the effects of the purchase GAAP reclassification, the second quarter net expense ratio for 2004 was 32.4% which was .4 points better than for 2005. We anticipate the net expense ratio will increase slightly in the coming quarters with the added expenses related to being a public company before beginning to decline as the earnings impact of the growing low value dwelling initiative is realized.

Income from continuing operations before income taxes

Income from continuing operations before income taxes of $0.4 million for the second quarter of 2005 was lower than the $1.5 million for the same period in 2004 primarily because there were fewer weather related losses in 2004.

Comparison of the Six Months Ended June 30, 2005 to June 30, 2004

(Independent Agents – Personal Lines Segment)

Underwriting income

Gross written premiums of $67.3 million for the second quarter of 2005 were 1.8% higher than for the same period in 2004. This increase resulted primarily from personal property lines of business including $2.4 million from our new low-value dwelling product which was introduced in March. Reductions in gross written premiums were experienced in nonstandard personal auto products as we continue to de-emphasize these products in certain areas due to excess market capacity and declining rates.

Net insurance premiums earned of $64.1 million were 5.4% higher in the first half of 2005 than for the same period in 2004 primarily due to the effects of purchase GAAP accounting on 2004 net insurance premiums earned reclassification (see “Comparability of Financial Statement Information” above). The earnings impact of growth in the gross written premiums from our low-value dwelling initiative will not be fully realized until subsequent quarters. Excluding the impact of the purchase accounting fair value adjustment in 2004, net insurance premium earned for the first half of 2005 declined 5.8%, primarily due to the decline in nonstandard auto premiums.

The net combined ratio for the first six months of 2005 was 87.3% for this segment and this included a 10.6% weather related catastrophe net loss ratio. The net combined ratio of 92.1% for the first six months of 2004 was 4.8 points higher than for the same period in 2005 despite a lower weather-related catastrophe net loss ratio of 8.2% due to comparatively favorable weather patterns in 2004. Through June 2005, no individual or combination of weather related catastrophes attained the severity or frequency necessary to be ceded to reinsurers under our catastrophe reinsurance treaties.

Based upon actuarial studies, we reduced our bulk net reserves for losses and loss adjustment expenses by $0.5 million in the Independent Agents – Personal Lines segment in the first six months of 2005, primarily related to losses for mold related claims and our declining nonstandard auto book. This reduction accounted for a 0.7% improvement in our year-to-date through June net combined ratio for this segment. After eliminating the effects of this reserve reduction, our year-to-date through June 2005 net combined ratio was 88.0% compared to 92.1% for the same period in 2004, reflecting continued improvement in the underwriting margins for this segment. Improvement in the higher-margin property lines accompanied by reductions in the volume of lower-margin nonstandard auto primarily accounted for the improved underwriting performance. The loss ratios in 2004 were increased as the result of the lower net insurance premiums earned by the amortization of the fair value adjustment of the unearned premium reserves.

The year-to-date net expense ratio for 2004 was reduced 8.2 points by the effects of the purchase GAAP reclassification on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above). After factoring out the effects of the purchase GAAP reclassification, the year-to-date net expense ratio for 2004 was 30.9% which was 1.2 points better than the year-to-date expense ratio for 2005. The higher expense ratio in 2005 resulted from higher profit-based commissions to our independent agents, new information technology initiatives and additional costs associated with the implementation of the Sarbanes-Oxley Act of 2002. We anticipate the net expense ratio will increase slightly in the coming quarters with the added expenses related to being a public company before beginning to decline as the earnings impact of the growing low value dwelling initiative is realized.

Income from continuing operations before income taxes

Year-to-date income from continuing operations before income taxes through June 30, 2005 of $10.3 million was 48.3% higher than income from continuing operations before income taxes of $6.9 million for the same period in 2004. The net increase in income before income taxes resulted primarily from improvements in underwriting margins and investment income.

Independent Agents — Commercial Lines

In the second quarter of 2005, the Independent Agents — Commercial Lines segment accounted for 17.0% of our gross written premiums, 27.3% of our net insurance premiums earned and 23.0% of consolidated net income.

Year-to-date through June 30, 2005 and 2004, the Independent Agents — Commercial Lines segment accounted for 17.2% and 13.7% of our gross written premiums, 27.3% and 21.4% of our net insurance premiums earned, and 5.5% and 1.3% of our consolidated net income, respectively.

The table below summarizes our historical results of operations for the Independent Agents — Commercial Lines segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our condensed consolidated financial statements included elsewhere in this Form 10-Q and to assist the reader in gaining a better understanding of our results of operations.

Three Months Ended	Six Months Ended
Results of Operations — Independent Agents – Commercial Lines	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
($ in thousands)
Net insurance premiums earned	$16,987	$11,743	$33,384	$24,285
Net investment income	901	458	1,589	999
Net realized gains (losses)	24	(110)	24	63
Other income	—	—	—	—

Total revenues	$17,912	$12,091	$34,997	$25,347

Net losses and loss adjustment expenses incurred	$9,842	$9,185	$20,701	$17,793
Underwriting, acquisition and operating expenses
Commissions	3,127	1,078	6,030	2,384
Other underwriting, acquisition and operating expenses	3,925	2,544	7,384	4,976

Total underwriting, acquisition and operating expenses	7,052	3,622	13,414	7,360
Interest expense	—	—	—	—

Total expenses	$16,894	$12,807	$34,115	$25,153

Income (loss) from continuing operations before income taxes	$1,018	$(716)	$882	$194
Income tax expense (benefit)	358	(250)	310	68

Income (loss) from continuing operations	$660	$(466)	$572	$126

Key Measures
Gross written premiums	$21,044	$17,589	$40,894	$31,726
Net written premiums	18,363	14,712	35,784	26,184

Net ex-catastrophe loss ratio	55.9%	71.2%	60.3%	66.6%
Net catastrophe loss ratio	2.1	7.0	1.7	6.7
Net expense ratio	41.5	30.8	40.2	30.3

Net combined ratio	99.5%	109.0%	102.2%	103.6%

Allocated assets	$161,736	$139,440	$161,736	$139,440
Net underwriting leverage (1)	2.3	x	2.3	x	2.3	x	2.3	x

(1)	Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment.

Comparison of the Three Months Ended June 30, 2005 to June 30, 2004

(Independent Agents – Commercial Lines Segment)

Underwriting income

Gross written premiums of $21.0 million for the second quarter of 2005 were 19.6% higher than for the same period in 2004. After the 2003 Acquisition, we initiated various efforts to improve the performance of the commercial book including phasing out certain unprofitable classes of business (including habitational and multi-tenant coverages), terminating certain unprofitable agency relationships, cultivating relationships with agents with which the Company’s new underwriting and marketing management team members had prior profitable experience, changing our geographic mix of business away from areas more heavily prone to weather catastrophes and providing better communication to agents of our defined target markets and target risks. In addition, our new farm and ranch program provided $2.9 million of gross written premium in the second quarter of 2005. These efforts were largely completed by the end of 2004 and written premium growth in 2005 is being realized in our target markets and risks as a result of these initiatives.

Net insurance premiums earned during the second quarter of 2005 of $17.0 million were 26.2% higher than for the second quarter 2004, after factoring out the effects of the purchase GAAP reclassification on 2004 net insurance premiums earned (see “Comparability of Financial Statement Information” above).

The net combined ratio of 99.5% for the second quarter of 2005 was approximately 10 points better than the net combined ratio of 109.0% for the second quarter of 2004. Excluding the impact of weather catastrophes, the combined ratios for the second quarter 2005 and 2004 were 97.4% and 102.0%, respectively. We believe the improved underwriting results, especially the decline in the ex-catastrophe combined ratios, are a good indicator of the benefits of the initiatives in underwriting, agency management and target market selection implemented during 2004. Growth in this segment is based upon the revised operating platform established by these initiatives, which we anticipate will allow this segment to generate improved profits in the coming quarters. Also impacting the loss ratio comparison is the increase in 2004 loss ratios by the impact of the amortization of the fair value adjustment to the unearned premium reserves.

The Independent Agents – Commercial Lines segment is generally not as exposed to the weather catastrophes as the Independent Agents – Personal Lines segment due to differences in the mix of risk coverages and due to the phasing out of certain classes of business which were more prone to weather related losses. Nevertheless, we experience some seasonality in our underwriting results related to weather events in the second quarter. The average weather catastrophe net loss ratio for the second quarter for the past five years was 11.5% for this segment. The weather catastrophe loss ratio for the second quarter of 2005 was only 2.1% compared to 7.0% for the same period in 2004.

The second quarter net expense ratio for 2004 was reduced 8.9 points by the effects of the purchase GAAP reclassification on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above). After factoring out the effects of the purchase GAAP reclassification, the second quarter net expense ratio for 2004 was 39.7% which was 1.8 points better than the second quarter expense ratio for 2005. The higher expense ratio in 2005 resulted primarily from expenses associated with the implementing and developing changes to certain commercial lines systems and from the additional costs associated with the implementation of Sarbanes-Oxley Act of 2002. We continue the development of our new commercial lines automated rating and processing systems and anticipate a reduction in the expense ratio in the latter part of 2006 when we plan to have these systems fully on line.

Income from continuing operations before income taxes

Income from continuing operations before income taxes of $1.0 million for the second quarter of 2005 was improved over the loss from continuing operations before income taxes of $0.7 million for the same period in 2004. The improvement was primarily from improved margins in the underwriting results driven by the initiatives taken in 2004 and improved investment results.

Comparison of the Six Months Ended June 30, 2005 to June 30, 2004

(Independent Agents – Commercial Lines Segment)

Underwriting income

Gross written premiums of $40.9 million for the first six months of 2005 were 28.9% higher than for the same period in 2004. The growth in 2005 follows the Company’s plan to grow its commercial book of business in a more targeted fashion, including new agency relationships and new lines of business such as farm and ranch, which generated gross written premium of $4.9 million in the first half of 2005.

Net insurance premiums earned during the first half of 2005 of $33.4 million were 20.5% higher than for the first half of 2004, after factoring out the effects of the purchase GAAP reclassification on 2004 net insurance premiums earned (see “Comparability of Financial Statement Information” above).

The net combined ratio for the first half of 2005 of 102.2% was approximately 1.4 points better than the net combined ratio of 103.6% for the first half of 2004. We believe the improved underwriting results, especially the decline in the ex-catastrophe combined ratios, are a good indicator of the benefits of the initiatives in underwriting, agency management and target market selection implemented during 2004. Growth in this segment is based upon the revised operating platform established by these initiatives, which we anticipate will allow this segment to provide improved profits in future periods.

The Independent Agents – Commercial Lines segment is generally not as exposed to the weather catastrophes as the Independent Agents – Personal Lines segment due to differences in the mix of risk coverages and due to the phasing out of certain classes of business which were more prone to weather related losses. Nevertheless, we experience some seasonality in our underwriting results related to weather events in the second quarter. The average weather catastrophe net loss ratio for the second quarter for the past five years was 11.5% for this segment. The weather catastrophe loss ratio for the first half of 2005 was only 1.7% compared to 6.7% for the same period in 2004.

Based upon actuarial studies, we increased our bulk net reserves for losses and loss adjustment expenses for the Independent Agents – Commercial Lines segment by $2.9 million, primarily in the first quarter of 2005, for growth in the segment and for certain classes of business which we phased out during our underwriting improvement efforts. The increase added 8.7 points to the year-to-date combined ratio.

The year-to-date net expense ratio for 2004 was reduced 8.6 points by the effects of the purchase GAAP reclassification on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above). After factoring out the effects of the purchase GAAP reclassification, the year-to-date net expense ratio for 2004 was 38.9%, which was 1.3 points better than the year-to-date expense ratio for 2005. The higher expense ratio in 2005 resulted primarily from expenses associated with the implementing and developing changes to certain commercial lines systems and from the additional costs associated with the implementation of Sarbanes-Oxley Act of 2002. We continue the development of our new commercial lines automated rating and processing systems and anticipate a reduction in the expense ratio in the latter part of 2006 when we plan to have these systems fully on line.

Income from continuing operations before income taxes

Income from continuing operations before income taxes was $0.9 million for the second quarter of 2005 compared to $0.2 million for the same period in 2004. The increase was primarily from improved margins in the underwriting results driven by the initiatives taken in 2004 along with improved investment results.

Program Management

In the second quarter of 2005, the Program Management segment accounted for 26.0% of our gross written premiums, 18.8% of our net insurance premiums earned and 44.9% of consolidated net income.

Year-to-date through June 30, 2005 and 2004, the Program Management segment accounted for 26.0% and 34.3% of our gross written premiums, 17.6% and 23.1% of our net insurance premiums earned, and 16.5% and 31.6% of our consolidated net income, respectively.

The table below summarizes our historical results of operations for the Program Management segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our condensed consolidated financial statements included elsewhere in this Form 10-Q and to assist the reader in gaining a better understanding of our results of operations.

	Three Months Ended				Six Months Ended
Results of Operations — Program Management	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	($ in thousands)
Net insurance premiums earned	$11,715		$13,724		$21,518		$26,228
Net investment income	572		468		1,096		853
Net realized gains (losses)	17		(71)		17		53
Other income	653		852		1,222		1,657

Total revenues	$12,957		$14,973		$23,853		$28,791

Net losses and loss adjustment expenses incurred	$5,286		$6,858		$10,935		$13,557
Underwriting, acquisition and operating expenses
Commissions	4,271		3,864		7,458		7,168
Other underwriting, acquisition and operating expenses	1,429		1,854		2,847		3,444

Total underwriting, acquisition and operating expenses	5,700		5,718		10,305		10,612
Interest expense	—		—		—		—

Total expenses	$10,986		$12,576		$21,240		$24,169

Income from continuing operations before income taxes	$1,971		$2,397		$2,613		$4,622
Income tax expense	685		841		910		1,618

Income from continuing operations	$1,286		$1,556		$1,703		$3,004

Key Measures
Gross written premiums	$32,274		$42,087		$61,773		$79,599
Net written premiums	14,875		15,132		27,581		27,662

Net loss ratio	45.1%		50.0%		50.8%		51.7%
Net expense ratio	48.7		41.6		47.9		40.4

Net combined ratio	93.8%		91.6%		98.7%		92.1%

Allocated assets	$195,219		$176,946		$195,219		$176,946
Net underwriting leverage (1)	2.3	x	2.2	x	2.3	x	2.2	x

(1)	Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment.

Comparison of the Three Months Ended June 30, 2005 to June 30, 2004

(Program Management Segment)

Underwriting income

Gross written premiums of $32.3 million for the second quarter of 2005 were 23.3% lower than for the same period in 2004. The decrease primarily resulted from two programs (a nonstandard auto program and a commercial auto program) that we terminated in 2004. The terminated programs accounted for none of the gross written premiums in the second quarter of 2005 but accounted for $8.4 million of gross written premiums in the second quarter of 2004. Net written premiums of $14.9 million for the second quarter of 2005 were only 1.7% lower than for the same period in 2004 since the impact of terminated programs was substantially offset by an increased retention in our largest MGA’s operations. We increased our participation from 20% to 40% for our largest MGA program for the 2005 year. This program accounted for $12.1 million of our net written premiums in the second quarter of 2005 and $7.0 million of our net written premiums in the same period of 2004. Our prize indemnification program experiences seasonality with the majority of premiums being written during the summer months. This program accounted for only $0.7 million of our gross written and net written premiums in the second quarter of 2005 but generally accounts for approximately six to seven million dollars of our total gross written and net written premiums in this segment by year-end. A new program, from which we anticipate substantial growth in the coming quarters, writing employer’s nonsubscriber business in Texas (a nonsubscriber is an employer who opts out of the Texas workers compensation system) started ramping up in the second quarter of 2005 and reported $0.6 million of gross written premiums.

Net insurance premiums earned of $11.7 million for the second quarter 2005 were 16.5% less than for the same period in 2004, after factoring out the effects of the purchase GAAP reclassification on net insurance premiums earned (see “Comparability of Financial Statement Information” above).

The net combined ratio for the second quarter of 2005 of 93.8% was 2.2 points higher than for the same period in 2004. The net combined ratio generally improves during the summer months as the programs subject to seasonality increase their premium writings. The programs terminated in 2004 continue to run off within the established reserves for losses and loss adjustment expenses.

Other income

Other income primarily represents fronting fees earned by writing the various MGA programs through our insurance companies. Other income of $0.7 million for the second quarter of 2005 was 23.4% lower than for the comparable period in 2004 primarily because of the reduced fronting fees from the terminated programs.

Income from continuing operations before income taxes

Income from continuing operations before income taxes of $2.0 million for the second quarter of 2005 was 17.8% less than for the same period in 2004 primarily because of the reduction in underwriting results and fee income from the terminated programs. As the impact on net insurance premiums earned from the increased retention on our largest MGA program takes effect and as our new program increases in premium volume the net earnings of this segment should increase.

Comparison of the Six Months Ended June 30, 2005 to June 30, 2004

(Program Management Segment)

Underwriting income

Gross written premiums of $61.8 million for the first six months of 2005 were 22.4% lower than for the same period in 2004. The decrease primarily resulted from the two terminated programs in 2004. The terminated programs accounted for none of the gross written premiums in the first six months of 2005 but accounted for $16.7 million of gross written premiums in the first six months of 2004. Net written premiums of $27.6 million for the first half of 2005 were only 0.3% lower than for the same period in 2004 since the impact of terminated programs was substantially offset by the increased retention in our largest MGA’s operations. We increased our participation from 20% to 40% for our largest MGA program for the 2005 year. This program accounted for $22.5 million of our net written premiums in the first six months of 2005 and $11.3 million of our net written premiums in the same period of 2004. Our prize indemnification program experiences seasonality with the majority of premiums being written during the summer months. This program accounted for only $1.2 million of our gross written and net written premiums in the first six months of 2005 but generally accounts for approximately six to seven million dollars of our total gross written and net written premiums in this segment by year-end.

Net insurance premiums earned of $21.5 million for the first six months of 2005 were 21.3% less than for the same period in 2004, after factoring out the effects of the purchase GAAP reclassification on net insurance premiums earned (see “Comparability of Financial Statement Information” above).

The net combined ratio for the first half of 2005 of 98.7% was 6.6 points higher than for the same period in 2004. The net combined ratio generally improves during the summer months as the programs subject to seasonality increase their premium writings. The programs terminated in 2004 continue to run off within the established reserves for losses and loss adjustment expenses.

Other income

Other income primarily represents fronting fees earned by writing the various MGA programs through our insurance companies. Other income of $1.2 million for the first six months of 2005 was 26.3% lower than for the comparable period in 2004 primarily because of the reduced fronting fees from the terminated programs.

Income from continuing operations before income taxes

Income from continuing operations before income taxes of $2.6 million for the first six months of 2005 was 43.5% less than for the same period in 2004 primarily because of the reduction in underwriting results and fee income from the terminated programs. As the impact on net insurance premiums earned from the increased retention on our largest MGA and as our new program increases in premium volume, the net earnings of this segment are expected to increase.

Insurance Services and Corporate

In the second quarter of 2005, the Insurance Services and Corporate segment accounted for 28.3% of our gross written premiums, 2.8% of our net insurance premiums earned and $0.7 million of our $2.9 million of consolidated net income.

Year-to-date through June 30, 2005 and 2004, the Insurance Services and Corporate segment accounted for 28.5% and 23.6% of our gross written premiums and 13.2% and 19.7% of our consolidated net income, respectively.

The table below summarizes our historical results of operations for the Insurance Services and Corporate segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our condensed consolidated financial statements included elsewhere in this Form 10-Q and to assist the reader in gaining a better understanding of our results of operations.

	Three Months Ended		Six Months Ended
Results of Operations — Insurance Services and Corporate	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		($ in thousands)
Net insurance premiums earned	$1,726	$1,204	$3,258	$2,074
Net investment income	76	57	224	104
Net realized gains (losses)	1	(8)	2	7
Other income	514	640	1,053	1,041

Total revenues	$2,317	$1,893	$4,537	$3,226

Net losses and loss adjustment expenses incurred	$—	$—	$—	$—
Underwriting, acquisition and operating expenses
Commissions	—	—	—	—
Other underwriting, acquisition and operating expenses	1,765	1,109	3,292	1,936

Total underwriting, acquisition and operating expenses	1,765	1,109	3,292	1,936
Interest expense	775	530	1,510	1,062

Total expenses	$2,540	$1,639	$4,802	$2,998

Income (loss) from continuing operations before income taxes	$(223)	$254	$(265)	$228
Income tax expense (benefit)	(71)	89	(86)	80
Equity in earnings of unconsolidated foreign insurance company, net of income taxes	838	585	1,541	1,726

Income from continuing operations	$686	$750	$1,362	$1,874

Key Measures
Gross written premiums	$35,165	$29,741	$67,649	$54,692
Net written premiums	1,725	1,208	3,257	2,078

Allocated assets	$183,453	$173,654	$183,453	$173,654

Comparison of the Three Months Ended June 30, 2005 to June 30, 2004

(Insurance Services and Corporate Segment)

Gross written premiums of $35.2 million for the second quarter of 2005 were 18.2% higher than for the comparable period in 2004. The increase resulted primarily from two programs of national carriers writing nonstandard auto products.

Net written premiums and net insurance premiums earned in this segment represent policy fees, which are offset by higher other underwriting, acquisition and operating expenses. Apart from policy fees, there are no net written premiums or net insurance premiums earned applicable to this segment since there is no retention of underwriting risks on fronting programs. Policy fees generally have no net effect on our financials since they are fully ceded to the producing companies.

Other income

Other income primarily represents fees earned for fronting programs on behalf of our reinsurers. This is reported net of our expenses associated with producing the business. The fee varies with the individual programs. Second quarter other income of $0.5 million is only slightly lower than the $0.6 million for the comparable period in 2004.

Interest expense

Interest expense of $0.8 million for the second quarter 2005 was higher than interest expense of $0.5 million for the same period in 2004. The increase is due in part to an additional $20.0 million of senior bank debt incurred in February 2005 and in part to increases in applicable floating interest rates. See note 5 to our unaudited condensed consolidated financial statements as of June 30, 2005.

Income from continuing operations before income taxes

Our net loss from continuing operations before income taxes of $0.2 million for the second quarter of 2005 for this segment primarily resulted from the higher interest expense on the new senior bank debt in 2005.

Equity in earnings of unconsolidated foreign insurance company

We record our 30% investment in Seguros Atlas on the equity basis of accounting. Equity in earnings of our unconsolidated foreign insurance company, net of income taxes, was $0.8 million in the second quarter of 2005 compared to $0.6 million for the same period in 2004.

Comparison of the Six Months Ended June 30, 2005 to June 30, 2004

(Insurance Services and Corporate Segment)

Year-to-date through June 30, 2005 gross written premiums of $67.6 million are 23.7% higher than for the comparable period in 2004. Net written premiums and net insurance premiums earned, except for policy fees, generally are not applicable to this segment since there is no retention of underwriting risks on fronting programs.

Other income

Year-to-date other income through June 30, 2005 of $1.1 million is only slightly higher than the $1.0 million for the comparable period in 2004.

Interest expense

Interest expense of $1.5 million for the first six months of 2005 was higher than interest expense of $1.1 million for the same period in 2004 due in part to the additional $20.0 million of senior bank debt incurred in February 2005 and in part to increases in applicable floating interest rates.

Income from continuing operations before income taxes

Our net loss from continuing operations before income taxes of $0.3 million for the first half of 2005 for this segment primarily resulted from the higher interest expense on the new senior bank debt in 2005.

Equity in earnings of unconsolidated foreign insurance company

Equity in earnings of our unconsolidated foreign insurance company, net of income taxes, was $1.5 million for the first six months of 2005 compared to $1.7 million for the same period in 2004.

Liquidity and Capital Resources

Sources and uses of funds

The Company operates as a holding company with no business operations of its own. Consequently, our ability to pay dividends to stockholders, meet debt payment obligations and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates. Generally, there are no restrictions on the payment of dividends by our non-insurance company subsidiaries and affiliates other than state corporate laws regarding solvency and those imposed pursuant to the terms of our senior secured credit facility. As a result, our non-insurance company subsidiaries and affiliates generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. For the six months ended June 30, 2005, our non-insurance company subsidiaries and affiliates produced cash flow available for dividends to our holding company of $1.7 million. As of June 30, 2005, we had $4.0 million of cash and short-term invested assets at our holding company and our non-insurance company subsidiaries and affiliates.

Our insurance company subsidiaries are restricted by statute as to the amount of dividends that they may pay without prior approval of their domiciliary state insurance departments. Generally, Texas-domiciled insurers may pay dividends without advance regulatory approval only from unassigned surplus and only to the extent that all dividends paid in the twelve months ending on the date in question do not exceed the greater of (1) 10% of their policyholder’s surplus as of December 31 of the preceding year or (2) 100% of their net income for the calendar year preceding the year in which the value is being determined and subject to available earned surplus, as defined by the domiciliary state insurance department. In addition, insurance companies are required by law to maintain a minimum level of surplus on a statutory basis. Statutory surplus is calculated by subtracting total liabilities from total admitted assets computed under accounting principles prescribed or permitted by the insurer’s state of domicile. As of January 1, 2005, the maximum dividend that Republic Underwriters Insurance Company could pay without prior approval was $21.4 million.

Consolidated net cash provided by operating activities was $15.7 million, net cash used by investing activities was $9.0 million and net cash provided in financing activities was $1.3 million for the six months ended through June 30, 2005.

Investment Portfolio

Our primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. Our investment portfolio provides a high degree of liquidity since it is comprised principally of readily marketable fixed income and short-term securities. We classify our investments in fixed maturities as available for sale and report these securities at their estimated fair values based on quoted market prices. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income, and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income (loss) in shareholders’ equity, net of deferred taxes. Realized gains and losses are charged or credited to income in the period in which they are realized.

The aggregate fair market value of our fixed-income, equity and short-term invested asset portfolio as of June 30, 2005 was $318.2 million. As of that date, fixed maturity securities had a fair value of $291.6 million and amortized cost of $290.6 million.

In February 2005, we entered a credit agreement to secure $20 million of senior bank debt, the proceeds of which were used to pay accrued dividends on our Series A Preferred Stock. The senior bank debt is due and payable on February 23, 2010, with interest only payable quarterly based on the Company’s election of a Eurodollar rate plus 2% or the prime rate as quoted by the Wall Street Journal. As of June 30, 2005, we are in compliance with all of our financial and other restrictive covenants under this facility.

Initial Public Offering

We completed our IPO of our common stock effective August 8, 2005. In connection with the IPO, we issued 6,000,000 additional shares of our common stock at an IPO price of $14 per share. Our net proceeds from the offering were $76.0 million, after deducting our offering expenses. We used the net proceeds to pay accrued dividends on the Company’s Series A Preferred Stock and redeem 69,268 shares of our Series A Preferred Stock.

Hurricane Katrina

On August 29, 2005, Hurricane Katrina struck portions of Louisiana, Mississippi and Alabama. The Company provides insurance for windstorm damage to personal and commercial risks in Louisiana. However, the Company does not write flood insurance in Louisiana or provide any property insurance in Mississippi or Alabama. The after-tax impact on the Company’s third quarter net income, net of recoveries from catastrophe reinsurance treaties, is estimated at approximately $3.3 million. The gross impact of the hurricane losses is not available at this time; however, it is expected that such amount will be within the limits of Company’s excess of loss reinsurance coverage, thus limiting the Company’s exposure to its net retention of approximately $3.3 million after taxes. This estimate is preliminary and based on broad assumptions about coverage, damage and reinsurance including claims received to date, industry loss estimates, estimates from industry and proprietary models, and contract language, among other factors. The Company does not believe that this event will create liquidity issues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk during the quarter and six months ended June 30, 2005. Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are mainly exposed to changes in interest rates that affect the fair value of our investments in fixed maturity securities. Please refer to our IPO prospectus for a discussion of interest rate risk and our sensitivity analysis model that uses fair value to measure its potential gain or loss due to a 100 basis point decline or rise in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission and that material information relating to the Company and its consolidated subsidiaries is made known to management, including its CEO and CFO, particularly during the period when our periodic reports are being prepared.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since 2004 we have invested significant resources to comprehensively document and analyze our system of internal control over financial reporting. We have identified areas requiring improvement, and we are in the process of designing enhanced processes and controls to address issues identified through this review. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the annual period ending December 31, 2006, which may result in changes to our internal control over financial reporting.

(c) Inherent limitations on effectiveness of controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. The Company believes that there are meritorious defenses to these lawsuits and is defending them vigorously. Certain of the lawsuits are pending in jurisdictions that have a history of awarding damages, including punitive damages, that are disproportionate to the actual economic damages alleged to have been incurred. Additionally, some of these lawsuits seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the purported classes. The Company believes that resolution of its pending litigation will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of litigation, there can be no assurance that one or more of these lawsuits will not produce a damage award which could have a material adverse effect on the Company’s financial results for any given period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2005, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-124758), which was filed with the SEC to register shares of our common stock at an aggregate offering price to the public of up to $117,300,000 in connection with the IPO of our common stock. The managing underwriters in the offering were JP Morgan, Banc of America Securities, LLC, Keefe, Bruyette & Woods and Sandler O’Neill & Partners, L.P. Pursuant to this offering, we issued 6,000,000 common shares on August 8, 2005 at an initial offering price to the public of $14 per share for an aggregate offering price of $84,000,000. Proceeds to the Company after accounting for approximately $5.9 million in underwriting discounts and commissions and approximately $2.1 million in other expenses of the offering, were approximately $76.0 million. Prior to the completion of our IPO, an affiliate of Banc of America Securities, LLC owned approximately 36.5% of our Series A Preferred Stock, 8.9% of our Class A Common Shares, and 74.5% of our Class B Common Shares and received approximately $29.4 million of the proceeds we expected to use to redeem a portion of the outstanding shares of Series A Preferred Stock. The offering closed on August 8, 2005.

On August 8, 2005, we used the remaining proceeds after underwriting expenses and other expenses to redeem a portion of the outstanding shares of our Series A Preferred Stock, including all accrued and unpaid dividends on those shares. Our use of the proceeds from the offering is as described in the IPO prospectus filed with the Securities and Exchange Commission on August 4, 2005 (Registration No. 333-124758).

On September 3, 2005, the managing underwriters notified us that they would not be exercising the over-allotment option that we granted to them in connection with the IPO to purchase up to an additional 900,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held April 14, 2005, our shareholders took the following actions by unanimous vote:

•	Elected the following individuals to serve as our directors until our next Annual Meeting of Stockholders and until their successors are duly elected and qualified, or until their earlier death, resignation or removal:

Scott L. Bok	Parker W. Rush
Timothy M. Dwyer	Bruce W. Schnitzer
Robert L. Edwards, Jr.	Robert H. Sheridan, III
Patrick K. McGee	John L. Ware

•	Authorized the preparation, execution and filing with the Securities and Exchange Commission of a registration statement on Form S-1 (and all amendments thereto) to register and offer and sale shares of common stock of the Company in accordance with the requirements of the Securities and Exchange Act of 1933.

•	Authorized engagement of JP Morgan Securities, Inc., Banc of America Securities, LLC, Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, LP as representatives of the underwriters selected for purposes of offering our shares of common stock to the public on the basis of a firm commitment underwriting.

•	Authorized the preparation, execution and filing of an application for quotation of our common stock on the Nasdaq National Market.

•	Ratified the establishment of an Ad Hoc Pricing Committee of the Board of Directors and the appointment of the following individuals to serve on said Committee to make certain determinations in connection with the public offering of our shares of common stock:

Scott L. Bok	Parker W. Rush
Patrick K. McGee	Robert H. Sheridan, III

•	Authorized the preparation, execution and filing with the Securities and Exchange Commission of a registration statement on Form 8-A (and all amendments thereto) to register shares of common stock of the Company in accordance with the requirements of the Securities and Exchange Act of 1934, as amended.

•	Waived potential conflicts and “piggyback” registration rights triggered by actions desired to consummate an IPO and the terms of an existing Amended and Restated Investor Rights Agreement, dated as of December 9, 2004.

At a Special Meeting of the Stockholders held May 19, 2005, our shareholders took the following actions by unanimous vote:

•	Approved a general form of our First Amendment to Amended and Restated Certificate of Incorporation to increase the number of authorized shares of existing common stock and existing preferred stock, to provide for a forward stock split of common stock, and to address other matters in anticipation of completing the IPO.

•	Approved a general form of our Amended and Restated Certificate of Incorporation to include new corporate governance provisions, require conversion of all shares of common stock and all shares of preferred stock that are not redeemed with the proceeds of the IPO, and to address other matters in anticipation of completing the IPO.

•	Approved a general form of our Amended and Restated Bylaws to include new corporate governance provisions, and to address other matters in anticipation of completing the IPO.

•	Waived potential conflicts under the terms of an existing Amended and Restated Investor Rights Agreement, dated as of December 9, 2004, triggered by the referenced amendments to our charter and bylaws.

•	Approved a general form of our Equity-Based Compensation Plan.

•	Approved a general form of our Employee Stock Purchase Plan.

•	Adopted and approved the Incentive Bonus Plan of our subsidiary, Republic Underwriters Insurance Company, to permit the issuance of our common stock in payment of awards under said Plan.

At a Special Meeting of the Stockholders held June 16, 2005, our shareholders took the following actions by unanimous vote:

•	Amended our existing stock ownership plan and all outstanding award agreements: (1) to delete all references (a) requiring a 30% internal rate of return and (b) permitting accelerated vesting upon certain events; and (2) to reduce the fifth vesting period for all awards originally granted May 14, 2004 from May 14, 2009 to August 28, 2008.

•	Authorized our officers, as representatives of the General Partner of Republic Co-Investors, LP, to take actions necessary to dissolve and wind up the affairs of Republic Co-Investors, LP effective automatically and immediately upon the 181st day after the consummation of the IPO.

At a Special Meeting of the Stockholders held July 14, 2005, our shareholders took the following actions by unanimous vote:

•	Authorized and approved the issuance of shares of our common stock, par value $.01 per share, at a price range of $14.00—$17.00 per share in connection with our IPO.

•	Approved the final form of our Equity-Based Compensation Plan and authorized the Compensation Committee of our Board to administer said Plan.

•	Approved the final form of our Employee Stock Purchase Plan and authorized the Compensation Committee of our Board to administer said Plan.

•	Authorized the preparation, execution and filing with the Securities Exchange Commission of: (1) a registration statement on Form S-8 for the purpose of registering the securities to be issued under our Equity-Based Compensation Plan and our Employee Stock Purchase Plan; and (2) prospectuses with respect to said Plans.

•	Approved the final form of our First Amendment to Amended and Restated Certificate of Incorporation: (1) to increase the number of authorized shares of our existing common stock from 2,150,000 to 11,825,000, consisting of 9,625,000 shares of Class A Voting Common Stock and 2,200,000 shares of Class B Non-Voting Common Stock; (2) to increase the number of authorized shares of our existing preferred stock from 110,000 to 605,000; (3) to provide for a forward stock split of our existing common stock at a 5.5:1 stock split ratio; and (4) to address other matters in anticipation of completing our IPO.

•	Approved the final form of our Amended and Restated Certificate of Incorporation to include new corporate governance provisions, authorize 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, require conversion of all outstanding shares of Class A and Class B Common Stock and all outstanding shares of Series A Preferred Stock that are not redeemed with the proceeds of the IPO into shares of common stock, and to address other matters in anticipation of completing the IPO.

•	Approved the final form of our Amended and Restated Bylaws to include new corporate governance provisions and to address other matters in anticipation of completing the IPO.

•	Waived potential conflicts and “piggyback” registration rights triggered by the referenced amendments to our charter and bylaws and other actions desired to consummate an IPO and the terms of an existing Amended and Restated Investor Rights Agreement, dated as of December 9, 2004.

•	Approved a grant of options to purchase 43,972 common shares to certain of our employees, officers and directors of the Company or its subsidiary, Republic Underwriters Insurance Company, at an exercise price per share equal to the fair market value of the stock on the date of grant.

•	Approved the following corporate governance policies in connection with our IPO:

•	Insider Trading Policy;

•	Policy on Compliance with Short-Swing Trading and Reporting Laws;

•	Policy on Communications and Fair Disclosure to the Public; and

•	Audit and Non-Audit Services Pre-Approval Policy.

•	Adopted our Deferred Compensation Plan for Directors and authorized the Compensation Committee to administer the Plan.

•	Authorized our use of net proceeds of the IPO (after the payment of the underwriting discounts and the estimated expenses of the offering) towards the redemption of our existing Series A Preferred Stock in the following order of priority:

•	The redemption shall first be applied to pay all accrued but unpaid dividends on our Series A Preferred Stock, and then to redeem a pro-rata portion of our outstanding Series A Preferred Stock held by each preferred stockholder, except that the pro-rata redemption for Greenhill Capital Partners, LP, Greenhill Capital Partners (Executives), LP., Greenhill Capital Partners (Cayman), LP and Greenhill Capital, LP shall be 85% of their respective pro-rata redemptions.

•	Approved a Voting Trust Agreement to be entered into between the Company, Banc of America Capital Investors SBIC, LP and the trustee named therein.

•	Approved the Amended and Restated Registration Rights Agreement to be entered into by and among the Company and certain stockholders named therein.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Republic Companies Group, Inc.	†

3.2	Amended and Restated Bylaws of Republic Companies Group, Inc.	†

4.1	Form of Common Stock Certificate.	†

10.1	Stock Purchase Agreement, dated as of May 9, 2003, by and among Republic Financial Services, Inc. (Texas), Republic Financial Services, Inc. (Nevada), Winterthur U.S. Holdings, Inc., RTXA, Inc., and RTXA Sub Inc.	(a)

10.2	Securities Purchase Agreement and First Amendment thereto, effective May 9, 2003, among RTXA, Inc. and the investors party thereto.	(a)

10.3	Amended and Restated Registration Rights Agreement.	†

10.4	Employment Agreement, dated as of November 17, 2003, between Republic Underwriters Insurance Company and Parker W. Rush.	(a)

10.5	Employment Agreement, dated as of May 9, 2003, between RTXA, Inc. and Martin B. Cummings.	(a)

10.6	Employment Agreement, dated as of April 9, 2004, between Republic Underwriters Insurance Company and Robert S. Howey.	(a)

10.7	Republic Companies Group, Inc. Stock Plan, effective May 1, 2004.	(a)

10.8	Republic Financial Services, Inc. Deferred Compensation Plan, effective July 1, 1995, as amended.	(a)

10.9	Excess of Loss Reinsurance Agreement and Addenda Nos. 1-3, effective January 1, 1994, between Winterthur Swiss Insurance Company and Republic Insurance Company.	(a)

10.10	Reinsurance Agreement, dated May 9, 2003, by and between Winterthur Swiss Insurance Company and Republic Underwriters Insurance Company.	(a)

10.11	Amended and Restated Investor Rights Agreement, dated as of December 9, 2004, between Republic Companies Group, Inc. and the stockholders designated therein.	(a)

10.12	Credit Agreement, dated as of February 23, 2005, among Republic Companies, Inc., Republic Companies Group, Inc. and The Frost National Bank.	(a)

10.13	Lease Agreement, dated August 31, 2004, between TC Dallas #2, LP and Republic Underwriters Insurance Company.	(a)

10.14	Managing General Agency Agreement, dated January 1, 1993, among Insured Lloyds, Southern County Mutual Insurance Company, Republic Vanguard Insurance Company and Texas General Agency, Inc. (as amended).	(b)

10.15	2005 Equity-Based Compensation Plan.	†

10.16	Employee Stock Purchase Plan.	†

10.17	Deferred Compensation Plan for Directors.	†

10.18	Incentive Bonus Plan.	†

10.19	Incentive Stock Option Award Agreement	(c)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker W. Rush	†

31.2	Rule 13a-14(a)/15d-14(a) Certification by Martin B. Cummings	†

32.1	Section 1350 Certifications by Parker W. Rush and Martin B. Cummings	††

†	Filed herewith.
††	Furnished herewith
(a)	Previously filed on May 10, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1 (File No. 333-124758) and is incorporated herein by reference.
(b)	Previously filed on July 29, 2005 as an Exhibit of like number to Amendment No. 3 to the Company’s registration statement on Form S-1 (File No. 333-124758) and is incorporated herein by reference. Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.
(c)	Previously filed on August 12, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic Companies Group, Inc.

Date: September 16, 2005	By:	/s/ Martin B. Cummings
Martin B. Cummings
Vice President and Chief Financial Officer