Form 10-Q
period 2005-09-30
Republic Companies Group, Inc.
filed 2005-11-14
CIK 1320092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at November 7, 2005
Common stock, $0.01 par value	14,020,222

REPUBLIC COMPANIES GROUP, INC.

Part I - Financial Information

Item 1.	Financial Statements

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities available for sale, at fair value (cost $307,283 in 2005 and $277,858 in 2004)	$303,431	$277,999
Equity securities available for sale, at fair value (cost $1,116 in 2005 and $6 in 2004)	1,147	6
Investment in unconsolidated foreign insurance company (cost $27,855 in 2005 and in 2004)	34,152	30,982
Other invested assets	991	993
Short-term investments, at cost (which approximates market)	19,025	36,516

Total investments	$358,746	$346,496
Cash and cash equivalents	6,137	2,900
Accrued interest and dividends receivable	2,305	2,606
Premiums receivable from agents and insureds (net of allowance of $533 in 2005 and $497 in 2004)	63,660	61,241
Balances due from reinsurance companies (net of allowance of $762 in 2005 and 2004)	244,577	165,080
Prepaid reinsurance premiums	96,615	98,695
Deferred policy acquisition costs	28,229	23,450
Net deferred tax asset	17,221	18,507
Federal income tax recoverable	1,012	2,351
Other assets (less accumulated depreciation of $948 in 2005 and $311 in 2004)	17,002	10,291

Total assets	$835,504	$731,617

(Continued)

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and Shareholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$348,290	$267,597
Unearned premiums	228,247	213,404
Senior debt including accrued interest	20,211	—
Subordinated notes payable including accrued interest	31,192	31,192
Accrued expenses and other liabilities	38,252	42,155
Cash overdraft	8,549	7,857

Total liabilities	$674,741	$562,205

Shareholders’ equity:
Redeemable preferred shares:
2004 - Series A, $0.01 par value, $1,000 per share liquidation value. Authorized 605,000 shares; issued and outstanding 107,825 and 107,531 shares, including accrued dividends of $18,755	$—	$126,286
Common shares:
2005 - Common stock, $0.01 par value, Authorized 200,000,000 shares; issued and outstanding 14,022,422 and 14,020,222 shares	140	—
2004 - Class A (voting), $0.0018 par value, Authorized 9,625,000 shares; issued and outstanding 3,580,286 and 3,567,977 shares	—	7
2004 - Class B (nonvoting), $0.0018 par value, Authorized 2,200,000 shares; issued and outstanding 1,796,883 and 1,794,133 shares	—	3
Additional paid-in capital	117,876	4,287
Accumulated other comprehensive loss, net of taxes	(2,796)	(877)
Retained earnings	47,502	42,942
Unearned compensation from restricted stock awards	(1,959)	(3,236)
Treasury stock, at cost (0 shares in 2005 and 12,309 in 2004)	—	—

Total shareholders’ equity	$160,763	$169,412
Commitments and contingencies (notes 4, 5 and 12)

Total liabilities and shareholders’ equity	$835,504	$731,617

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Net insurance premiums earned	$64,417	$60,804	$186,699	$174,223
Net investment income	3,019	2,138	8,068	6,107
Net realized investment gains	45	682	121	931
Other income	1,011	796	3,286	3,494

	$68,492	$64,420	$198,174	$184,755

Expenses:
Net losses and loss adjustment expenses incurred	$37,485	$35,723	$104,515	$109,297
Underwriting, acquisition, and operating expenses	24,399	17,854	72,015	51,566
Interest expense	867	546	2,377	1,608

	$62,751	$54,123	$178,907	$162,471

Income from continuing operations before income taxes and equity in earnings of unconsolidated foreign insurance company	$5,741	$10,297	$19,267	$22,284
Income tax expense	(2,846)	(4,795)	(7,595)	(8,991)
Equity in earnings of unconsolidated foreign insurance company, net of income taxes	1,394	403	2,935	2,129

Net income	$4,289	$5,905	$14,607	$15,422

Net income available to common shareholders (note 6)	$2,821	$2,259	$6,243	$4,886

Net income per common share (note 6):
Basic	$0.27	$0.46	$0.90	$1.00

Diluted	$0.26	$0.46	$0.90	$1.00

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2005

(Dollars in thousands)

(Unaudited)

	Series A Redeemable Preferred	Class A and Class B Common	Common	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Unearned compensation from restricted stock award	Treasury Stock	Shareholders’ equity
Balance at December 31, 2004	$126,286	$10	$—	$4,287	$(877)	$42,942	$(3,236)	$—	$169,412
Comprehensive income (loss) (net of taxes):
Net income	—	—	—	—	—	14,607	—	—	14,607
Unrealized investment loss	—	—	—	—	(2,550)	—	—	—	(2,550)
Foreign currency translation	—	—	—	—	631	—	—	—	631

Comprehensive income (net of taxes):									$12,688

Redemption/forfeiture of shares	(98)	—	—	(517)	—	—	517	—	(98)
Stock based compensation	—	—	—	51	—	—	760	—	811
Sale of new common stock	—	—	60	83,940	—	—	—	—	84,000
Conversion and redemption of shares	(107,433)	(10)	80	30,115	—	—	—	—	(77,248)
Preferred dividends accrued	8,364	—	—	—	—	(8,364)	—	—	—
Dividends paid or declared	(27,119)	—	—	—	—	(1,683)	—	—	(28,802)

Balance at September 30, 2005	$—	$—	$140	$117,876	$(2,796)	$47,502	$(1,959)	$—	$160,763

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$14,607	$15,422
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated foreign insurance company, net	(2,935)	(2,129)
Amortization and depreciation	796	168
Net loss on sale of real estate	—	668
Net accretion of bond discount	1,323	1,262
Net gain on sale of fixed maturities	(121)	(1,599)
Deferred federal income tax expense	2,358	2,907
Stock based compensation	811	903
Change in:
Premiums receivable from agents and insureds	(2,419)	10,802
Accrued interest and dividends receivable	301	100
Prepaid reinsurance premiums	2,080	(3,702)
Deferred policy acquisition costs	(4,779)	(14,966)
Balances due from reinsurance companies, net	(79,497)	(13,605)
Federal income tax payable	—	(2,174)
Federal income tax recoverable	1,339	(1,742)
Liability for losses and loss adjustment expenses	80,693	9,618
Unearned premiums	14,843	12,954
Accrued expenses and other liabilities	(3,903)	(7,132)
Interest payable	211	149
Other, net	(2,381)	13,678

Net cash provided by operating activities	$23,327	$21,582

(Continued)

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from investing activities:
Sale of fixed assets	$60	$179
Sale of real estate	—	19,570
Purchase of fixed assets	(6,869)	(909)
Sale and maturities of fixed maturities, available for sale	158,406	268,080
Purchase of fixed maturities, available for sale	(189,031)	(316,090)
Purchase of equity securities	(1,110)	—
Dividends received from unconsolidated foreign insurance company	736	426
Net change in other short-term investments	17,491	12,954

Net cash used in investing activities	$(20,317)	$(15,790)

Cash flows from financing activities:
Redemption of preferred stock	$(98)	$(308)
Issuance of preferred stock	—	1,325
Proceeds from initial public offering	84,000	—
Expenses associated with initial public offering	(7,980)	—
Redemption of preferred stock following initial public offering	(69,268)	—
Sale of common stock	—	1
Dividends paid	(27,119)	—
Increase in senior debt	20,000	—
Net change in cash overdraft	692	(3,314)

Net cash provided (used) in financing activities	$227	$(2,296)

Net increase in cash and cash equivalents	3,237	3,496
Cash and cash equivalents, beginning of period	2,900	4

Cash and cash equivalents, end of period	$6,137	$3,500

Supplemental disclosures of cash flow information:
Interest paid	$2,166	$1,458

Income taxes paid	$3,898	$10,000

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation and Nature of Operations

Republic Companies Group, Inc. (the Company) is an insurance holding company whose subsidiaries and affiliates market and underwrite personal and commercial property and casualty risks located primarily in the southwestern United States. The consolidated financial statements of the Company and its wholly owned subsidiaries and certain affiliates, who are controlled through various management agreements, have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting.

The Company completed an initial public offering (IPO) of its common stock effective August 8, 2005. The Company issued 6,000,000 new shares of its common stock at an IPO price to the public of $14 per share. These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2004 included in the Company’s IPO prospectus filed with the SEC on August 4, 2005 (Registration No. 333-124758).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are particularly important in determining revenue recognition, liabilities for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and impairment of assets. Actual results could differ materially from those estimates.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results which might be expected for the full year.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation adopted in the current year. Such reclassification did not impact earnings or total shareholders’ equity.

Recently Issued Accounting Standards

In November 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance applies to all investment securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF 03-1 provides guidance in identifying whether an unrealized loss on an investment security should be treated as an other-than-temporary impairment of the security’s recorded value. Among other things, the guidance provides that other-than-temporary impairment loss recognition would depend on market conditions, management’s intent and a company’s ability to hold a potentially impaired security for a period sufficient for recovery of the loss. In September 2004, the FASB delayed the effective date of many provisions of EITF 03-1 until certain implementation issues could be resolved. In June 2005, the FASB issued a final FASB Staff Position (FSP) EITF- 03-01a (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which will replace the guidance set forth in paragraphs 10-18 of EITF 03-01 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate that this statement will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment. SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Procedures Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123R is effective for public companies at the beginning of the first annual period beginning after September 15, 2005. The Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in 2004 and uses the fair value method for expensing stock-based compensation for periods beginning on and after January 1, 2004. However, the Company continues to analyze the expected impact of SFAS No. 123R.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Capitalization and Shareholders’ Equity

In May 2005, the Company’s Board of Directors approved the form of an amendment of its Amended and Restated Certificate of Incorporation to change the capitalization of the Company upon an IPO. The final form of the amendment was approved by the Board of Directors and shareholders of the Company in July 2005. The amendment provides that upon the consummation of an IPO each issued and outstanding share of the Company’s Class A Common Stock and Class B Common Stock shall be converted into one share of newly authorized Common Stock (Converted Common Stock) without any action on the part of the holder. The amendment also provides that upon the consummation of an IPO, after the payment of all accrued but unpaid dividends on each outstanding share of Series A Preferred Stock, each issued and outstanding share of Series A Preferred Stock that is not redeemed for cash following an IPO shall be converted into a number of shares of Converted Common Stock equal to (a) the liquidation value of the unredeemed Series A Preferred Stock divided by (b) the public offering price per share of the Converted Common Stock. The amendment provided for a 5.5:1 stock split of common stock and addressed other matters in anticipation of completing an IPO, such as increasing the number of authorized shares of Common and Preferred Stock. All previously reported common share and per share amounts have been adjusted to give effect to the stock split.

Effective August 8, 2005, the Company completed the IPO of its common stock with the sale of 6,000,000 shares of Common Stock at a price to the public of $14 per share. The majority of the proceeds from the IPO were used to pay all accrued and unpaid dividends totaling $7.1 million on the Series A Preferred Stock and to redeem 69,268 shares of the Series A Preferred Stock at their liquidation value. All shares of Class A and Class B Common Stock were converted into shares of Converted Common Stock and the remaining shares of Series A Preferred Stock were converted into 2,726,024 shares of Converted Common Stock. On September 3, 2005, the over-allotment option granted to the underwriters in the IPO expired. Underwriting discounts and other offering expenses totaling $8.0 million were deducted from additional paid-in capital.

On September 16, 2005, the Company declared a dividend of 12 cents per common share, payable on October 14, 2005 to shareholders of record on September 30.

In February 2005, the Company paid $20 million of accrued preferred dividends with the proceeds from a senior bank credit facility as described in note 7 below.

(3)	Unconsolidated Investment

The investment in unconsolidated foreign insurance company represents the Company’s 30% interest in Seguros Atlas, S.A., a Mexican insurance company (Atlas). Summarized financial information for Atlas as of and for the periods ended September 30, 2005 and 2004 is presented below:

	2005
	Pesos	Dollars
	(Amounts in thousands)
Assets	4,371,122	406,351
Liabilities	2,955,900	274,789
Equity	1,415,222	131,562
Net income (period January 1 to September 30, 2005)	105,167	9,783

	2004
	Pesos	Dollars
	(Amounts in thousands)
Assets	4,000,079	349,963
Liabilities	2,768,533	242,216
Equity	1,231,546	107,747
Net income (period January 1 to September 30, 2004)	80,054	7,097

The exchange rates used to convert the balance sheet information as of September 30, 2005 and 2004 were 10.757 pesos and 11.430 pesos, respectively, to one dollar. For 2005, net income was converted using an average exchange rate of 10.75 pesos to one dollar. For 2004, net income was converted using an average exchange rate of 11.28 pesos to one dollar. The Company recorded $2,935,000 and $2,129,000 as equity in the earnings of Atlas for the nine months ended September 30, 2005 and 2004, respectively. This represents an estimate of the Company’s share of Atlas’ earnings adjusted for estimated differences between Mexican statutory accounting requirements and U.S. GAAP. There is no income tax effect from the equity in the earnings of Atlas included in the accompanying condensed consolidated financial statements, other than the current tax on cash dividends received from Atlas.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Reinsurance

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

	Three months ended September 30, 2005		Three months ended September 30, 2004
	Written	Earned	Written	Earned
Direct	$137,594	$124,031	$127,465	$118,775
Assumed	10	709	20	20
Ceded	(64,182)	(60,323)	(62,099)	(57,991)

Net	$73,422	$64,417	$65,386	$60,804

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	Written	Earned	Written	Earned
Direct	$375,244	$357,152	$359,400	$346,447
Assumed	23	3,273	248	248
Ceded	(171,647)	(173,726)	(176,173)	(172,472)

Net	$203,620	$186,699	$183,475	$174,223

(5)	Losses and Loss Adjustment Expenses and Balances Due from Reinsurance Companies

In the third quarter of 2005, Hurricanes Katrina and Rita struck the coasts of Louisiana and Texas and significantly affected properties insured by the Company. Gross losses and loss adjustment expenses before reinsurance include approximately $66.0 million for these events. This represents the Company’s best estimate and is based on claims received to date plus assumptions involving industry loss estimates, estimates from industry and proprietary models, coverage and contract language, and estimates for anticipated assessments from various state facilities, among other factors. The estimates may be influenced by claims yet to be reported and increased costs due to the effects of increased demand for services and supplies in the affected areas. Cost escalation could occur at a higher level than estimated.

Our loss and loss adjustment expenses estimates from hurricane losses are calculated in accordance with the coverage provided in the respective policies. The Company’s homeowners policies specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind and wind driven rain. The estimates for homeowners losses, therefore, do not include estimates for losses caused by flood. Also see note 12 regarding contingent liabilities.

The Company has several catastrophe reinsurance treaties that combined to significantly reduce the net loss retained. The liabilities for loss and loss adjustment expenses include estimates for the hurricane-related catastrophe losses. Further, the balances due from reinsurance companies include estimates for the portion of the catastrophe losses expected to be recovered from reinsurers according to the treaty provisions. Management believes that the liabilities for losses and loss adjustment expenses, net of reinsurance recoverables, at September 30, 2005 have been appropriately established in the aggregate and are adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date. The Company’s combined retention on the two major hurricanes after consideration of reinsurance recoveries is approximately $5.0 million.

Also see note 14 regarding subsequent events.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for each period, including all vested restricted shares issued under the 2004 Stock Plan. Diluted net income per share includes the potential dilution that could occur if outstanding contracts to issue common stock were exercised and converted to common stock using the treasury stock method prescribed by SFAS No. 128, Earnings Per Share.

Following are the basic and diluted per share calculations for the three and nine month periods ended September 30, 2005 and 2004 (dollars in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$4,289	$5,905	$14,607	$15,422
Less: Preferred stock dividends accrued	(1,468)	(3,646)	(8,364)	(10,545)
Accretion of preferred stock discount	—	—	—	9

Net income available to common shareholders	$2,821	$2,259	$6,243	$4,886

Weighted average common shares outstanding:
Basic	10,638,725	4,925,847	6,898,979	4,902,538

Diluted	10,696,198	4,941,974	6,922,046	4,906,151

Net income per share:
Basic	$0.27	$0.46	$0.90	$1.00

Diluted	$0.26	$0.46	$0.90	$1.00

(7)	Senior Bank Debt

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

(8)	Income Taxes

The Company is subject to Federal income taxes at the 35% rate. During the third quarter, the Company adjusted the prior year deferred tax inventory by approximately $.58 million. The effective tax rate for the third quarter of 2005 after the adjustments was 49.6%.

The effective tax rate for the third quarter of 2004 was 46.6%. The rate was higher than the expected rate primarily due to a $4.7 million adjustment of the valuation allowance of capital loss carryforwards.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of income taxes, for the nine months ended September 30, 2005 and 2004 were as follows (dollars in thousands):

	Nine months ended September 30, 2005
	Pretax amount	Tax effect	Net amount
Unrealized holding loss for fixed maturities and equity securities arising during the period	$(4,083)	1,454	(2,629)
Reclassification adjustment for gains included in net income	121	(42)	79
Foreign currency translation adjustment	971	(340)	631

Other comprehensive loss	$(2,991)	1,072	(1,919)

Net income			14,607

Total comprehensive income			$12,688

	Nine months ended September 30, 2004
	Pretax amount	Tax effect	Net amount
Unrealized holding loss for fixed maturities and equity securities arising during the period	$(1,540)	539	(1,001)
Reclassification adjustment for gains included in net income	931	(326)	605
Foreign currency translation adjustment	(762)	267	(495)

Other comprehensive loss	$(1,371)	480	(891)

Net income			15,422

Total comprehensive income			$14,531

(10)	Stock Compensation Plans

In April 2004, the Company’s shareholders approved a Stock Plan (the 2004 Plan). The 2004 Plan authorizes the issuance of up to 693,000 shares of common stock pursuant to restricted stock awards and the exercise of stock options.

On March 18, 2005, options to purchase 58,124 shares of the Company’s common stock were granted to certain officers at an exercise price of $10.00 per share. In July 2005, the Company granted additional options to certain officers totaling 1,347 shares of common stock at an exercise price of $10.00 per share. These options vest ratably over three to five years from the date of grant.

In July 2005, the Board of Directors authorized the grant of options to certain employees totaling 30,250 common shares with an exercise price equal to the closing price of the Company’s common stock on the closing date of the IPO, which was $14.13. In addition, in July 2005, the Board of Directors of the Company approved the grant of options to certain members of management totaling 12,375 common shares contingent on the closing of the Company’s IPO. The exercise price of these options was to equal the price of the Company’s common stock on the closing date of the IPO, which was $14.13.

The Company recorded stock compensation expense of $301,000 and $811,000 for the three and nine month periods ended September 30, 2005. The Company recorded stock compensation expense of $146,000 and $903,000 for the three and nine month periods ended September 30, 2004.

In May 2005, the Company’s shareholders amended the Incentive Bonus Plan of its subsidiary, Republic Underwriters Insurance Company, to provide that 25% of bonus awards may be paid in restricted common stock after the IPO. In July 2005, the Company’s shareholders adopted the final form of an Employee Stock Purchase Plan. The plan will become effective in 2006. The shareholders also approved the final form of an Equity Based Compensation Plan and Deferred Compensation Plan for Directors.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Pension Plans

The Company sponsors a qualified defined benefit plan for employees of the Company and certain affiliates that was frozen with benefits accrued through December 31, 2003. Pension costs for this pension plan are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$—	—	—	—
Interest cost	663	647	1,989	1,941
Amortization of unrecognized transition obligation	—	—	—	—
Recognized net actuarial loss	—	—	—	—
Expected return on plan assets	(840)	(783)	(2,520)	(2,349)
Curtailment	—	—	—	—
Prior service cost	—	—	—	—

Net periodic pension benefit	$(177)	(136)	(531)	(408)

The Company sponsors a noncontributory nonqualified defined benefit pension restoration plan for a select group of management employees of the Company and its subsidiaries that was frozen with benefits accrued through December 31, 2003. This plan restores the benefit lost by these employees due to cap limits of the qualified plan. Pension costs for this pension plan are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$—	—	—	—
Interest cost	31	31	93	93
Amortization of unrecognized transition obligation	—	—	—	—
Recognized net actuarial loss	3	1	9	3
Expected return on plan assets	—	—	—	—
Curtailment	—	—	—	—
Prior service cost	—	—	—	—

Net periodic pension cost	$34	32	102	96

(12)	Contingent Liabilities and Commitments

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

As discussed in note 5 regarding losses and loss adjustment expenses, the Company has been impacted by two major hurricanes in the third quarter of 2005. Hurricanes Katrina and Rita are among the most costly hurricanes on record and many of the losses, especially from Katrina, were caused by rising water from the unusually high storm surge as well as flooding from broken levees along lakes and rivers in Louisiana. Our loss and loss adjustment expenses estimates from hurricane losses are determined in accordance with the coverage provided in the respective policies. The Company’s homeowners policies specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind and wind driven rain. The estimates for homeowners losses, therefore, do not include estimates for losses caused by flood.

There may be issues that arise in the wake of the storms that could create uncertainties in the future and may negatively impact our operations in future quarters. These could include changes in the regulatory or legal environment impacting traditional policy contract terms, including the flood exclusion. The Company is unable to determine the impact, if any, of such issues on future operations, particularly if the flood exclusion is altered or deemed not applicable by regulators and upheld by the courts.

Also see note 14 regarding subsequent events.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Segment Information

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

In the Program Management segment, the Company distributes personal and commercial insurance policies through contractual programs established with unaffiliated MGAs. These MGAs provide the underwriting, claims handling and management for the Company’s products in targeted niche markets. The Company writes the policies produced through these MGAs, retains all or a portion of the business and generally cedes any remaining premium to highly-rated reinsurers. The Company generally receives a fronting fee in addition to sharing in the underwriting results of each program. The Company requires various contractual, operational, financial and other oversight controls on the business of each MGA to protect its surplus and reputation. These relationships are based on years of experience with the MGA principals and an understanding of the products, markets and distribution of the programs. Through these unaffiliated MGA programs, the Company currently underwrites nonstandard auto, commercial auto, light commercial casualty, property, prize indemnification, collateral indemnity and employers’ nonsubscriber policies.

In the Insurance Services and Corporate segment, the Company provides fronting services through its Texas county mutual insurance company and other insurance subsidiaries and controlled affiliates primarily to national carriers seeking to utilize the Company’s charters and licenses to access insurance markets in Texas and other states. These companies establish programs whereby the Company underwrites risks that are entirely ceded back to the carriers in exchange for a fronting fee. The Company’s principal fronting programs are for nonstandard auto policies. The Insurance Services and Corporate segment also reflects the revenue and expenses that are not allocated to any other particular segment, including general corporate overhead and interest expenses and the equity in the earnings of the Company’s unconsolidated foreign insurance company.

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

	Independent Agents - Personal Lines	Independent Agents - Commercial Lines	Program Management	Insurance Services and Corporate	Consolidated
Three months ended September 30, 2005
Gross written premiums	$38,140	$21,469	$40,025	$37,970	$137,604

Net insurance premiums earned	30,813	16,315	15,619	1,670	64,417
Net investment income and net realized investment gains/losses	1,150	999	823	92	3,064
Other income	—	—	519	492	1,011

Total revenues	$31,963	$17,314	$16,961	$2,254	$68,492

Income (loss) before income taxes	$2,773	$(1,208)	$3,219	$957	$5,741
Income tax expense (benefit)	1,536	(438)	1,389	359	2,846
Equity in earnings of unconsolidated foreign insurance company	—	—	—	1,394	1,394

Net income	$1,237	$(770)	$1,830	$1,992	$4,289

Identifiable assets	$285,793	$167,412	$206,495	$175,804	$835,504

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Independent Agents - Personal Lines	Independent Agents - Commercial Lines	Program Management	Insurance Services and Corporate	Consolidated
Three months ended September 30, 2004
Gross written premiums	$34,640	$17,240	$42,372	$33,233	$127,485

Net insurance premiums earned	31,220	13,696	14,719	1,169	60,804
Net investment income and net realized investment gains/losses	1,417	834	513	56	2,820
Other income	—	—	550	246	796

Total revenues	$32,637	$14,530	$15,782	$1,471	$64,420

Income (loss) before income taxes	$7,618	$(3,330)	$4,531	$1,478	$10,297
Income tax expense (benefit)	3,431	(1,283)	2,052	595	4,795
Equity in earnings of unconsolidated foreign insurance company	—	—	—	403	403

Net income (loss)	$4,187	$(2,047)	$2,479	$1,286	$5,905

Identifiable assets	$211,490	$141,650	$178,340	$188,813	$720,293

	Independent Agents - Personal Lines	Independent Agents - Commercial Lines	Program Management	Insurance Services and Corporate	Consolidated
Nine months ended September 30, 2005
Gross written premiums	$105,487	$62,363	$101,798	$105,619	$375,267

Net insurance premiums earned	94,935	49,699	37,137	4,928	186,699
Net investment income and net realized investment gains/losses	3,323	2,612	1,936	318	8,189
Other income	—	—	1,741	1,545	3,286

Total revenues	$98,258	$52,311	$40,814	$6,791	$198,174

Income (loss) before income taxes	$13,069	$(326)	$5,832	$692	$19,267
Income tax expense (benefit)	5,151	(128)	2,299	273	7,595
Equity in earnings of unconsolidated foreign insurance company	—	—	—	2,935	2,935

Net income	$7,918	$(198)	$3,533	$3,354	$14,607

Identifiable assets	$285,793	$167,412	$206,495	$175,804	$835,504

Nine months ended September 30, 2004
Gross written premiums	$100,786	$48,966	$121,971	$87,925	$359,648

Net insurance premiums earned	92,052	37,981	40,947	3,243	174,223
Net investment income and net realized investment gains/losses	3,556	1,896	1,419	167	7,038
Other income	—	—	2,207	1,287	3,494

Total revenues	$95,608	$39,877	$44,573	$4,697	$184,755

Income before income taxes	$14,561	$(3,136)	$9,153	$1,706	$22,284
Income tax expense (benefit)	5,861	(1,215)	3,670	675	8,991
Equity in earnings of unconsolidated foreign insurance company	—	—	—	2,129	2,129

Net income	$8,700	$(1,921)	$5,483	$3,160	$15,422

Identifiable assets	$211,490	$141,650	$178,340	$188,813	$720,293

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Subsequent Events

On October 12, 2005, the Company filed a Form S-8 with the SEC to register 1,558,124 shares of the Company’s common stock pursuant to the Company’s Stock Plan, Employee Stock Purchase Plan and Equity-Based Compensation Plan.

The Company is required to participate in involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of the Company’s participation, the Company may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

The Company is subject to assessments from the Louisiana Citizens Property Insurance Corporation (“LA Citizens”). LA Citizens has estimated plan losses due to losses incurred from the hurricanes that struck Louisiana in the third quarter of 2005, and is thereby able to levy regular and emergency assessments to participating companies and policyholders, respectively. Subsequent to September 30, 2005, the Company’s insurance subsidiaries were assessed $1.4 million based on estimated losses and the Company’s market share in Louisiana. Additional assessments will follow. Such assessments are not expected to have a net financial statement impact to the Company as all such assessments are recoverable (subject to treaty limits) under the Company’s reinsurance treaties. Further, the Company will be able to recoup a regular assessment through a surcharge to policyholders. Such recoupments will be refunded to reinsurers as the related premiums are written and collected. Insurers are required to collect emergency assessments, of which there have been none, directly from residential property policyholders and remit them to LA Citizens as they are collected.

The Company is currently monitoring developments with respect to various state facilities such as guaranty funds, LA Citizens, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association. The ultimate impact of Hurricanes Katrina and Rita on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit different than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur. However, the Company is not expected to incur any net expense or loss from such assessments due to reinsurance recoveries.

On November 14, 2005, an unaffiliated financial services organization announced that it was acquiring the Company’s largest unaffiliated managing general agency (MGA). At the same time, the Company announced it had reached an agreement with the acquiror that will provide for continued participation by certain of the Company’s insurance subsidiaries as policy issuing insurers for business produced by the MGA for a three-year period following the pending acquisition of the MGA. The contract is contingent upon the acquisition of the MGA, the execution of definitive agreements and certain regulatory approvals. For the 2005 year of account, the Company’s subsidiaries will continue to retain 40% of the net premium and underwriting risk of this MGA’s production. Pursuant to the terms of the new contract, the Company’s subsidiaries will expand their net retention of this book to a minimum of 50% and a maximum of 75% of total volume for 2006. The Company will retain 40% to 50% of this book of business in 2007 and a minimum of 30% in 2008. Additionally, the Company’s subsidiaries will continue to receive fees for issuing this book of business during the three year period. Business with this MGA accounts for 23.9% and 17.7% of the Company’s gross and net written premiums, respectively, and 14.2% of net insurance premiums earned for the nine month period ended September 30, 2005.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data, including activity resulting from natural or man-made catastrophic events or severe weather. Hurricanes Katrina and Rita, which occurred on August 29, 2005 and September 24, 2005, respectively, are such examples. Factors that might influence our exposure to losses from these types of events in addition to the routine adjustment of losses include: exhaustion of reinsurance cover, increases in reinsurance rates, unanticipated litigation expenses, recoverability of ceded losses, impact on independent agent operations and future premium income in areas affected by catastrophic events, among others;

•	the occurrence of one or more catastrophic events or a series of severe weather events in the concentrated geographic area where we focus our insurance underwriting;

•	economic or regulatory developments in the states of Texas, Louisiana, Oklahoma, New Mexico or other states in which we operate now or in the future, that adversely affect our financial condition and results of operations, such as efforts to override industry standard flood exclusion clauses in homeowners policies in the wake of Hurricanes Katrina and Rita;

•	changes in general economic conditions, including inflation and other factors;

•	failure to adequately price our insurance policies and provide sufficient reserves, primarily in the wake of Hurricanes Katrina and Rita;

•	industry developments that centralize and commoditize insurance products to the detriment of agency distribution models;

•	lack of acceptance of our products and services, including new products and services;

•	decreased demand for our insurance products;

•	difficulty in expanding our book of business;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	the creditworthiness of our reinsurers or of the insurers for whom we provide fronting services;

•	loss of independent insurance agents to distribute our products;

•	failure of one or more of our MGAs to appropriately underwrite our products or administer claims;

•	inability to maintain our business relationship with our largest producing MGA (See note 14 of the Notes to Condensed Consolidated Financial Statements);

•	loss of the services of any of our executive officers, underwriters or other key personnel;

•	decline of our A.M. Best Company, Inc. (“A.M. Best”) financial strength rating;

•	changes in rating agency policies or practices;

•	failure of any loss limitation method we employ;

•	changes in legal theories of liability under our insurance policies, such as changes imposing liability for flood damages under our homeowners policies which is specifically excluded from coverage;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	inability to obtain capital on acceptable terms;

•	changes in regulations, laws and accounting standards applicable to us or our subsidiaries, agents or customers;

•	increases in the amount of assessments we are required to pay;

•	the effect our holding company structure and regulatory constraints may have on our ongoing cash requirements and ability to pay dividends;

•	failure of our information technology systems;

•	the effects of future acquisitions on our business; and

•	difficulty in effecting a change of control of our company.

This list of factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. In addition to risks discussed herein, you should read the “Risk Factors” included in our IPO prospectus filed with the SEC on August 4, 2005 (Registration No. 333-124758).

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

Comparability of Financial Statement Information

As discussed in the Company’s IPO prospectus filed with the SEC on August 4, 2005 (Registration No. 333-124758), on August 29, 2003 the Company, then backed by an investor group, acquired all of the issued and outstanding capital stock of our top tier operating companies from a Swiss insurance company (2003 Acquisition). As a result of the 2003 Acquisition, we were required under SFAS No. 141, Business Combinations, to adopt purchase accounting and record our assets and liabilities at their fair market values at the time of the 2003 Acquisition. Since the price paid in the 2003 Acquisition was less than our net asset value, we recorded negative goodwill and wrote down the value of some of our assets. The resulting change in the book value of our assets limits the comparability of several income statement items from and after August 29, 2003. You should read this discussion in conjunction with the Company’s audited financial statements and accompanying notes included in our IPO prospectus filed with the Securities and Exchange Commission.

In connection with the 2003 Acquisition, we adjusted our unearned premium reserve liability to fair value at the August 29, 2003 acquisition date pursuant to SFAS No. 141, Business Combinations. The adjustment reduced the unearned premium reserve liability to its fair value by $23.4 million which was approximately equal to the historical deferred acquisition cost asset of $24.2 million. The fair value adjustment of the unearned premium reserve liability was amortized over the twelve months following the 2003 Acquisition. The following table reflects the impact of the amortization by segment of the fair value adjustment of the unearned premium reserve liability.

Impact of Amortization of the Purchase-GAAP Fair Value Adjustment of

the Unearned Premium Reserve Liability

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	($ in thousands)
Independent Agents — Personal Lines
Net insurance premiums earned
Pre amortization balance	$30,813	$33,531	$94,935	$101,595
Amortization of fair value adjustment	—	(2,311)	—	(9,543)

Post amortization balance	$30,813	$31,220	$94,935	$92,052

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$11,457	$10,162	$32,062	$31,198
Amortization of fair value adjustment	—	(2,311)	—	(9,543)

Post amortization balance	$11,457	$7,851	$32,062	$21,655

Independent Agents — Commercial Lines
Net insurance premiums earned
Pre amortization balance	$16,315	$14,831	$49,699	$42,530
Amortization of fair value adjustment	—	(1,135)	—	(4,549)

Post amortization balance	$16,315	$13,696	$49,699	$37,981

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$6,897	$4,898	$20,311	$15,672
Amortization of fair value adjustment	—	(1,135)	—	(4,549)

Post amortization balance	$6,897	$3,763	$20,311	$11,123

Program Management
Net insurance premiums earned
Pre amortization balance	$15,619	$15,196	$37,137	$42,548
Amortization of fair value adjustment	—	(477)	—	(1,601)

Post amortization balance	$15,619	$14,719	$37,137	$40,947

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$5,615	$7,279	$15,920	$19,015
Amortization of fair value adjustment	—	(477)	—	(1,601)

Post amortization balance	$5,615	$6,802	$15,920	$17,414

Insurance Services and Corporate
Net insurance premiums earned
Pre amortization balance	$1,670	$1,169	$4,928	$3,243
Amortization of fair value adjustment	—	—	—	—

Post amortization balance	$1,670	$1,169	$4,928	$3,243

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$430	$(562)	$3,722	$1,374
Amortization of fair value adjustment	—	—	—	—

Post amortization balance	$430	$(562)	$3,722	$1,374

Consolidated
Net insurance premiums earned
Pre amortization balance	$64,417	$64,727	$186,699	$189,916
Amortization of fair value adjustment	—	(3,923)	—	(15,693)

Post amortization balance	$64,417	$60,804	$186,699	$174,223

Total underwriting, acquisition, and operating expenses
Pre amortization balance	$24,399	$21,777	$72,015	$67,259
Amortization of fair value adjustment	—	(3,923)	—	(15,693)

Post amortization balance	$24,399	$17,854	$72,015	$51,566

Overview

In addition to the information discussed below, you should read the Company’s consolidated and combined financial statements included in our IPO prospectus filed with the SEC on August 4, 2005 (Registration No. 333-124758). The prospectus includes information regarding the Company not discussed in this Form 10-Q, such as an overview of our organizational structure and businesses, a summary of our principal revenue and expense items, a summary of our key financial measures and a summary of our critical accounting policies.

We are a provider of personal and commercial property and casualty insurance products to individuals and small to medium-size businesses primarily in Texas, Louisiana, Oklahoma and New Mexico. We have written insurance in Texas consistently throughout our entire 102-year history while many of our competitors have moved in and out of the state. Our long-standing presence and deep market knowledge have allowed us to develop a loyal network of over 450 independent agents and a select group of managing general agents (“MGAs”) who provide us access to what we believe are among the most profitable markets — underserved niches primarily in rural and small to medium-size metropolitan markets.

We target underserved markets that have been and continue to be largely ignored by national insurance companies because these markets require underwriting expertise that most carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents. Within these markets, we capitalize on our superior local knowledge to identify profitable underwriting opportunities. We apply a high level of selectivity in the risks we underwrite and use a risk-adjusted return approach to capital allocation, which we believe allows us to allocate our capital to the business segments that we believe will generate consistent underwriting profits. We believe that we distinguish ourselves from our competitors by delivering tailored product solutions, providing a high level of customer service and responding quickly to the needs of our agents and policyholders.

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

As noted earlier, two major hurricanes occurred in the third quarter affecting properties we insure in Louisiana and Texas. Severe weather and other catastrophic events are inherent risks in the property and casualty insurance business which may contribute to material year-to-year fluctuations in our results of operations and financial position. We experience seasonality in our underwriting results related to large weather events that generally occur in the second and third quarters. Weather related catastrophe losses vary from year to year in severity and frequency depending upon variations in weather patterns. In evaluating our independent agency claims loss experience, we classify weather events with losses aggregating at least $400,000 as catastrophe losses. We use historical average loss severities and exposure maps, industry and proprietary models and industry loss estimates to estimate the ultimate cost of catastrophic weather events and we record liabilities for unpaid losses and loss adjustment expenses in the period when an event occurs. Our annual plans are generally based upon the average of the last five years of catastrophe weather losses. The frequency and severity of catastrophe losses in any year cannot be predicted and may be material to our results of operations and financial position. Accordingly, we have implemented prudent and conservative measures to help mitigate the potential impact of catastrophe weather events including, among other items, monitoring geographic property risk concentrations, monitoring business mix, contractually sharing risks with policyholders and maintaining catastrophe reinsurance protections.

We have catastrophe reinsurance treaties that reduced our combined retention on these two events. One treaty provides coverage for two large severity events up to $55.0 million per event in excess of a $5.0 million retention. Four layers of protection are provided in this treaty (a $5.0 million in excess of $5.0 million retention layer, a $10.0 million in excess of $10.0 million layer, a $15.0 million in excess of $20.0 million layer and a $25.0 million in excess of $35.0 million layer). Another treaty provides coverage for the reinstatement premiums required under the first treaty to reinstate coverage for a second severity event. A third treaty provides coverage for frequency of events by providing $5.0 million of coverage above a $10.0 million aggregation of retentions on events that exceed $0.75 million each. Participations in all of these treaties are spread among multiple reinsurers, each with an AM Best rating of A- or higher. Other than the base retention, we retain no participations in any of the layers of these treaties. Although we generally experience severe weather-related losses (including from thunderstorms, hailstorms, windstorms, tornadoes, hurricanes and lightning) in our second and third quarters, such events can occur in any calendar quarter. Accordingly, during our third quarter following Hurricanes Katrina and Rita, we purchased coverage for a third and a fourth large severity event for 2005 at a combined cost of $4.1 million.

While these two hurricanes represent two of the insurance industry’s most costly hurricanes on record, the impact on our results is within the range of losses expected from a major wind-related catastrophe covered by our reinsurance treaties. Our net retention on each event was $5.0 million. Our year-to-date aggregate net retained catastrophe losses exceeded $15.0 million during the third quarter and provided for a $5.0 million recovery under our aggregate catastrophe treaty. The unrecognized portion of the ceded premiums on the reinsurance layers impacted by these two events was $1.5 million. This cost was accelerated to the third quarter and recognized as additional ceded premiums. The pro-rata portion of the ceded premiums for the third and fourth large severity event covers purchased during the third quarter was $0.5 million. The after tax impact (using a 35% tax rate) on the third quarter financial statements of the two hurricanes, net of reinsurance recoveries (including the aggregate catastrophe treaty) and the related cost of reinsurance, is approximately $4.6 million.

Key Measures

Included in the tables of financial information on a consolidated basis and for each segment are various ratios and indicators that are key measures useful in reviewing the performance of insurance entities. Included are the following:

•	Net ex-catastrophe loss ratio (expressed as a percentage) is the ratio of net losses and loss adjustment expenses incurred, not including losses from industry designated catastrophic events or other weather events with losses aggregating at least $400,000, divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers. This ratio is meaningful in evaluating the underwriting profitability of the insurance policies that are not ceded to reinsurers and that are not related to unpredictable catastrophic events.

•	Net catastrophe loss ratio (expressed as a percentage) is the ratio of net losses and loss adjustment expenses incurred from industry designated catastrophic events or other weather events with losses aggregating at least $400,000, divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers. This ratio is meaningful in evaluating the Company’s management of our exposure to weather catastrophes and effective use of reinsurance to mitigate catastrophic losses.

•	Net expense ratio (expressed as a percentage) is the ratio of underwriting, acquisition and operating expenses to net insurance premiums earned. It measures the cost of producing our insurance business through independent agents and MGAs and our operational efficiency in underwriting and administering our insurance business.

•	Net combined ratio is the sum of the net ex-catastrophe loss ratio, the net catastrophe loss ratio and the net expense ratio. A ratio of less than 100% is an indicator of profitability. A net combined ratio in excess of 100% indicates a net underwriting loss. Investment income, net realized gains and losses and other income are not reflected in the combined ratio.

•	Net underwriting leverage is the ratio of our net written premiums to our statutory surplus. Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment. This is a measure of capacity and our exposure to pricing errors on our book of business.

•	Statutory surplus is determined under statutory accounting principles and represents the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Statutory surplus is evaluated by regulatory authorities and rating agencies as a measure of financial health and stability. It also governs the ability of the insurance subsidiary to pay dividends.

Results of Operations

The table below summarizes our results of operations on a consolidated basis for the three and nine month periods ended September 30, 2005 and 2004, and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our unaudited condensed consolidated financial statements included in this Form 10-Q and to assist the reader in gaining a better understanding of our results of operations.

	Three Months Ended				Nine Months Ended
Results of Operations — Consolidated	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
	($ in thousands)
Net insurance premiums earned	$64,417		$60,804		$186,699		$174,223
Net investment income	3,019		2,138		8,068		6,107
Net realized gains	45		682		121		931
Other income	1,011		796		3,286		3,494

Total revenues	$68,492		$64,420		$198,174		$184,755

Net losses and loss adjustment expenses incurred	$37,485		$35,723		$104,515		$109,297
Underwriting, acquisition and operating expenses:
Commissions	13,416		10,410		38,142		26,388
Other underwriting, acquisition and operating expenses	10,983		7,444		33,873		25,178

Total underwriting, acquisition and operating expenses	24,399		17,854		72,015		51,566
Interest expense	867		546		2,377		1,608

Total expenses	$62,751		$54,123		$178,907		$162,471

Income from continuing operations before income taxes and equity in earnings of unconsolidated foreign insurance company	$5,741		$10,297		$19,267		$22,284
Income tax expense	2,846		4,795		7,595		8,991
Equity in earnings of unconsolidated foreign insurance company, net of income taxes	1,394		403		2,935		2,129

Net income	$4,289		$5,905		$14,607		$15,422

Key Measures
Gross written premiums	$137,604		$127,485		$375,267		$359,648
Net written premiums	73,422		65,386		203,620		183,475
Net ex-catastrophe loss ratio (1)	50.8%		57.9%		49.5%		58.6%
Net catastrophe loss ratio (2)	7.4		0.9		6.5		4.1
Net expense ratio (3)	37.9		29.4		38.6		29.6

Net combined ratio (4)	96.1%		88.2%		94.6%		92.3%

Total assets	$835,504		$720,293		$835,504		$720,293
Statutory surplus (5)	162,575		148,977		162,575		148,977
Net underwriting leverage (6)	1.6	x	1.6	x	1.6	x	1.6	x

(1)	The net ex-catastrophe loss ratio is the ratio of net losses and loss adjustment expenses, not including losses from industry designated catastrophic events or other weather events with losses aggregating at least $400,000, divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers.

(2)	The net catastrophe loss ratio is the ratio of net losses and loss adjustment expenses from industry designated catastrophic events or other weather events with losses aggregating at least $400,000 divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers.

(3)	The net expense ratio is calculated by dividing the total underwriting, acquisition and operating expenses by net insurance premiums earned.

(4)	The net combined ratio is the sum of the net ex-catastrophe loss ratio, the net catastrophe loss ratio and the net expense ratio.

(5)	This is the reported statutory surplus as regards policyholders of our lead insurance company, Republic Underwriters Insurance Company.

(6)	The net underwriting leverage ratio is the ratio of annualized net written premiums divided by projected end-of-year statutory surplus.

Comparison of the Consolidated Three Months Ended September 30, 2005 to September 30, 2004

Underwriting income

Consolidated gross written premiums of $137.6 million and consolidated net written premiums of $73.4 million for the third quarter of 2005 were 7.9% and 12.3% higher, respectively, compared to the same period in 2004. Gross written premiums increased 10.1%, 24.5% and 14.3% in the Independent Agents – Personal Lines, Independent Agents – Commercial Lines and Insurance Services and Corporate segments, respectively. The gross written premium in the Program Management segment declined 5.5%. Net written premiums, which we view as a more appropriate measure of our growth due to the effects of fronting services on our gross written premiums, increased 1.9% in our Independent Agents – Personal Lines segment, 13.9% in our Independent Agents – Commercial Lines segment and 31.4% in our Program Management segment during the third quarter of 2005 compared to the same period in 2004. The growth in gross written premium was primarily driven by the new low value dwelling program in the Independent Agents – Personal Lines segment, the new farm and ranch program in the Independent Agents – Commercial Lines segment and continued growth in nonstandard auto programs in the Insurance Services and Corporate segment. The growth in net written premiums for the Program Management segment is primarily due to our increased retention in our largest MGA’s operations.

Consolidated net insurance premiums earned of $64.4 million increased 5.9% for the third quarter of 2005 over the same period in 2004. Eliminating the effect of the purchase GAAP adjustment (see “Comparability of Financial Statement Information” above) indicates a decline of 0.5% for the 2005 quarter over 2004. Net insurance premiums earned (after eliminating the effect of the purchase GAAP adjustment) increased 10.0% in the Independent Agents – Commercial Lines segment and 2.8% in the Program Management segments and declined 8.1% in the Independent Agents – Personal Lines segment during the third quarter of 2005. Net insurance premiums earned for the third quarter of 2005 were reduced by $1.5 million due to the acceleration of ceded premiums for utilization of the lower layers of reinsurance coverage due to the hurricane losses. In addition, we purchased additional reinsurance coverage at a cost of $4.1 million for future 2005 events. The impact on net insurance premiums earned was a further reduction of $0.5 million. The balance of the additional reinsurance cost will be reflected in our fourth quarter results. Thus, net insurance premiums earned in the third quarter of 2005 were $2.0 million lower due to unplanned reinsurance costs.

We have not experienced major losses from hurricanes over the past five years and the average catastrophe loss ratio for the third quarter in the last five years is 4.8%. The net catastrophe loss ratio for our third quarter of 2005 was 7.4%, which includes the anticipated net impact of Hurricanes Katrina and Rita which had combined gross losses, including loss adjustment expenses, before reinsurance of approximately $66.0 million. However, due to expected reinsurance recoveries, the net catastrophe losses and loss adjustment expenses for the quarter are estimated to be only $5.0 million. Approximately 90% of the third quarter weather related losses were experienced in the Independent Agents – Personal Lines segment. The catastrophe loss ratio (not including loss adjustment expenses) for the third quarter of 2004 was only 0.9% for all segments.

The overall loss ratio for the third quarter of 2005 declined 0.6 points compared to the same period in 2004. The ex-catastrophe loss ratio for the three months ended September 30, 2005 declined to 50.8% compared to 57.9% for the same period in 2004 with significant improvement occurring in the underwriting results for both the Independent Agents – Personal Lines and Commercial Lines segments.

The total loss ratios in 2004, including the catastrophe ratio, were increased due to amortization of the fair value adjustment of the unearned premium reserves (e.g., loss ratios were impacted by reducing the net insurance premium earned - see “Comparability of Financial Statement Information” above). Excluding the impact of the fair value adjustment, the total loss ratio in 2004 was 55.2%.

The expense ratio for the third quarter of 2005 was 37.9% compared to 29.4% in 2004. Expenses in the third quarter of 2004 were reduced by $3.9 million due to the amortization of the fair value adjustment of the unearned premium reserves related to the 2003 Acquisition. Eliminating the impact of the fair value adjustment would result in an expense ratio of 33.6% for the third quarter of 2004. The higher expenses in 2005 involve higher technology costs related to new product initiatives and other expenses associated with becoming a public company.

The consolidated net combined ratio was 96.1% for the third quarter of 2005, compared to 88.2% for the third quarter of 2004. Although the combined ratio in 2005 includes 7.4% in catastrophe losses compared to 0.9% in 2004, the overall loss ratios were comparable between years, indicating improved ex-catastrophe loss experience in the current period. Although the expense ratio was 8.5 points higher in 2005 compared to 2004 most of the increase was due to the effects of the purchase GAAP adjustment on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above), which lowered the 2004 ratio. Eliminating this effect for 2004 would have resulted in a combined ratio of 88.8%. In this comparison, net losses (including the higher catastrophe losses in 2005) would have accounted for an increase of 3.0 points and higher expenses would have contributed 4.3 points to the increased net combined ratio. The fair value adjustment was fully amortized in the third quarter of 2004, thus the comparative impact will not apply starting in the fourth quarter.

Investment income

Consolidated net investment income of $3.0 million for the third quarter of 2005 was 41.2% higher than for the same period in 2004. The increase primarily resulted from the higher investment asset base, increases in short-term market interest rates and a decline in investment expenses related to the absence of expenses associated with owning and operating our real estate investment which was sold in August 2004. The annualized net investment yield on average invested assets, excluding our investment in Atlas, was 3.7% for the third quarter of 2005 compared to 2.8% for the same period in 2004.

Net realized gains (losses)

Net realized gains were $45,000 in the third quarter of 2005 compared to gains of $682,000 for the same period in 2004. The Company repositioned its investment portfolio in late 2003 and continued in 2004 following the 2003 Acquisition and recognized capital gains and losses during that process. After the repositioning efforts were completed late in 2004, the Company’s investment strategy has involved limited trading activity, thus resulting in nominal realized gains or losses in 2005.

Other income

Other income primarily represents fronting fees earned by our insurance subsidiaries on policies written on behalf of MGAs in our Program Management segment and fees from other insurance carriers in our Insurance Services and Corporate segment. Other income of $1.0 million for the third quarter of 2005 was 27.0% higher than other income for the same period in 2004. Other income from the Program Management segment declined 5.6% during the quarter as a result of the termination of two MGA relationships while other income from the Insurance Services and Corporate segment doubled in part due to increased volume from nonstandard auto programs. Other income in 2004 reflected a reduction of $0.1 million in the Insurance Services and Corporate segment due to the write-off of abandoned software.

Interest expense

Interest expense of $0.9 million for the third quarter of 2005 was higher than interest expense of $0.5 million for the same period in 2004. The increase is due in part to the additional $20.0 million of senior bank debt incurred in February 2005 and in part to increases in the applicable floating interest rates. See note 7 to our unaudited condensed consolidated financial statements as of September 30, 2005.

Income from continuing operations before income taxes and income tax expense

Income from continuing operations of $5.7 million for the third quarter of 2005 was less than the $10.3 million for the same period in 2004 primarily because of higher catastrophe losses, higher catastrophe reinsurance premiums, and higher operating expenses associated with being a public company.

The Company is subject to Federal income taxes at the 35% effective rate in 2005 and 2004. However, we “true up” our tax provision in the third quarter each year after filing the annual tax return for the previous year. The effective tax rate for the third quarter of 2005 was 49.6% as a result of these true up adjustments. The primary adjustment of the 2004 tax provision related to deferred company fees of approximately $1.8 million. The effective tax rate for the third quarter of 2004 was approximately 46.6% as a result of a $4.7 million adjustment of the valuation allowance of capital loss carryforwards allocated in the 2003 Acquisition.

Equity in earnings of unconsolidated foreign insurance company

We record our 30% investment in Atlas on the equity basis of accounting. Equity in earnings of our unconsolidated foreign insurance company, net of income taxes, was $1.4 million in the third quarter of 2005 compared to $0.4 million reported for the same period in 2004. The increase from 2004 to 2005 was due in part to Atlas’ improved investment results combined with a weaker US dollar.

Net income

Consolidated net income of $4.3 million for the third quarter of 2005 was 27.4% lower than the $5.9 million for the same period in 2004. The decline between periods is primarily due to the higher catastrophe losses and reinsurance premiums and higher operating expenses associated with being a public company.

Comparison of the Consolidated Nine Months Ended September 30, 2005 to September 30, 2004

Underwriting income

Consolidated gross written premiums of $375.3 million and consolidated net written premiums of $203.6 million for the nine months ended September 30, 2005 were 4.3% and 11.0% higher, respectively, compared to the same period in 2004. Net written premiums grew 28.1%, 10.9% and 2.1% in our Independent Agents – Commercial Lines, Program Management and Independent Agents – Personal Lines segments, respectively, in the first nine months of 2005 compared to the same period in 2004. The growth in gross and written premium for our agency business was primarily driven by the new low value dwelling program in the Independent Agents – Personal Lines segment and the new farm and ranch program in the Independent Agents – Commercial Lines segment. The growth in net written premiums for the Program Management segment reflects the increased retention in the operations of our largest MGA.

Consolidated net insurance premiums earned of $186.7 million increased 7.2% for the first nine months of 2005 over the same period in 2004. Eliminating the effects of the purchase GAAP adjustment in 2004 (see “Comparability of Financial Statement Information” above) would have resulted in net insurance premiums earned declining by 1.7%. Net insurance premiums earned increased 30.9% in the Independent Agents – Commercial Lines segment and 3.1% in the Independent Agents – Personal Lines segment and declined 9.3% in the Program Management segments during the first nine months of 2005. As noted in the quarterly analysis, net insurance premiums earned in 2005 reflect a total reduction in the third quarter of 2005 of $2.0 million for unplanned reinsurance costs. This includes $1.5 million due to the acceleration of ceded premiums due to the exhaustion of contract coverage due to the hurricane losses plus $0.5 million for the ceded earned impact for the period for additional reinsurance coverage for future events that could occur during 2005.

The overall net loss ratio for the first nine months of 2005 declined 6.7 points compared to the same period in 2004. The ex-catastrophe loss ratio for the nine months ended September 30, 2005 declined to 49.5% compared to 58.6% for the same period in 2004 with significant improvement occurring in both the Independent Agents – Personal Lines and Commercial Lines segments. The net catastrophe loss ratio for the first nine months of 2005 was 6.5% compared to 4.1% for 2004. During the first nine months of 2005 we experienced five catastrophe weather events resulting in claim losses in excess of $1 million, but only two events with claim losses in excess of $1 million in same period of 2004. During the third quarter of 2005 we experienced two major hurricanes with combined gross losses, including loss adjustment expenses, before reinsurance, of approximately $66.0 million. However, due to expected reinsurance recoveries, the net catastrophe losses for the period are estimated to be only $5.0 million. Most of our weather related losses were experienced in the Independent Agents – Personal Lines segment. Our average catastrophe loss ratio for the first nine months for the last five years is 7.1%. Despite the occurrence of two of the industry’s most costly hurricanes, our reinsurance program resulted in our net experience remaining in line with our historical experience for catastrophe losses.

The loss ratios in 2004, including the catastrophe ratios, were increased due to amortization of the fair value adjustment of the unearned premium reserves (e.g., loss ratios were impacted by reducing the net insurance premium earned). Excluding the impact of the fair value adjustment, the net ex-catastrophe loss ratio for the first nine months of 2004 would have been 53.8% and the net catastrophe loss ratio would have been 3.8% for a total net loss ratio of 57.6%.

The expense ratio for the first nine months of 2005 was 38.6% compared to 29.6% for the same period in 2004. The comparison is impacted by the reduction of expenses in 2004 by $15.7 million due to the effects of the purchase GAAP adjustment on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above). Eliminating the impact of this adjustment would result in an expense ratio of 35.4% in 2004. The 2005 increase is primarily related to expenses incurred in connection with the Company’s IPO and subsequent public company operations in addition to new technology costs to support new product initiatives, primarily in the Independent Agent – Commercial Lines segment.

The consolidated net combined ratio for the year-to-date September 30, 2005 was 94.6% compared to 92.3% for the same period in 2004. Year-to-date September 30, 2005, net underwriting income of $10.2 million (computed as net insurance premiums earned less net losses and loss adjustment expenses incurred and total underwriting, acquisition and operating expenses) was 23.9% lower than net underwriting income of $13.4 million for the same period in 2004. Although the net loss ratio indicates improvement in loss experience despite higher catastrophe losses in 2005, the increase in operating expenses resulted in a higher net combined ratio for the nine month period in 2005. Improvements in our ex-catastrophe loss experience in 2005 over 2004 offset the higher catastrophe losses experience in 2005 over 2004. The comparison is also impacted by the fair value adjustment to the unearned premium reserve. Eliminating the effect of the fair value adjustment for 2004 would have resulted in a combined ratio of 93.0%. The fair value adjustment was fully amortized in the third quarter of 2004 and will have a diminishing impact on comparative ratios starting in the fourth quarter.

Investment income

Year-to-date consolidated investment income of $8.1 million through September 30, 2005 was 32.1% higher than the same period in 2004. The increase primarily resulted from the higher investment asset base, increases in short-term market interest rates and a decline in investment expenses related to the absence of expenses associated with owning and operating our real estate investment, which was sold in August 2004. The annualized net investment yield on average invested assets, excluding our investment in Atlas, was 3.3% for the first nine months of 2005 compared to 2.9% for the same period in 2004.

Net realized gains (losses)

Year-to-date net realized gains were $121,000 through September 30, 2005 compared to net realized gains of $931,000 for the same period in 2004. As mentioned earlier, the Company’s investment strategy has involved limited trading activity, thus resulting in lower realized gains or losses in 2005.

Other income

Year-to-date September 30, 2005 other income of $3.3 million was 6% lower than for the same period in 2004. The reduction is primarily the result of reduced fronting fees from two MGA relationships in the Program Management segment that we terminated in 2004.

Interest expense

Interest expense of $2.4 million for the first nine months of 2005 was higher than interest expense of $1.6 million for the same period in 2004. The increase is due in part to an additional $20.0 million of senior bank debt incurred in February 2005 and in part to increases in the applicable floating interest rates.

Income from continuing operations before income taxes and income tax expense

Year-to-date income from continuing operations before income taxes through September 30, 2005 of $19.3 million was 13.5% lower than income from continuing operations before income taxes of $22.3 million for the same period in 2004. The decline can be attributed to higher catastrophe losses plus higher underwriting, acquisition and operating expenses.

The Company is subject to Federal income taxes at the 35% effective rate in 2005 and 2004. However, we “true up” our tax provision in the third quarter each year after filing the annual tax return for the previous year. The effective tax rate for the first nine months of 2005 was 39.4% and reflects these true up adjustments. The effective tax rate for the same period of 2004 was approximately 40.3% as the result of an adjustment of capital loss carryforwards allocated in the 2003 Acquisition being less than expected.

Equity in earnings of unconsolidated foreign insurance company

We record our 30% investment in Atlas on the equity basis of accounting. Equity in earnings of our unconsolidated foreign insurance company, net of income taxes, was $2.9 million in the first nine months of 2005 compared to $2.1 million reported for the same period in 2004. The improved results for Atlas for the year-to-date 2005 reflect improved investment performance by Atlas during this period combined with a weaker US dollar.

Net income

Year-to-date September 30, 2005 consolidated net income of $14.6 million was 5.3% lower than for the same period in 2004. The decrease in net income was primarily attributable to higher catastrophe losses plus higher underwriting, acquisition and operating expenses.

Segment Results of Operations

Independent Agents — Personal Lines

In the third quarter of 2005, the Independent Agents — Personal Lines segment accounted for 27.7% of our gross written premiums, 47.8% of our net insurance premiums earned and 28.8% of consolidated net income. Approximately 62.0% of gross written premiums for this segment are for personal property lines of business and 38.0% are for personal auto lines of business. Of our personal auto gross written premiums for 2005, 36.8% was from nonstandard auto products.

Year-to-date September 30, 2005 and 2004, the Independent Agents — Personal Lines segment accounted for 28.1% and 28.0% of our gross written premiums, 50.8% and 52.8% of our net insurance premiums earned, and 54.2% and 56.4% of our consolidated net income, respectively.

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

	Three Months Ended				Nine Months Ended
Results of Operations — Independent Agents – Personal Lines	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
	($ in thousands)
Net insurance premiums earned	$30,813		$31,220		$94,935		$92,052
Net investment income	1,133		1,073		3,273		3,086
Net realized gains	17		344		50		470
Other income	—		—		—		—

Total revenues	$31,963		$32,637		$98,258		$95,608

Net losses and loss adjustment expenses incurred	$17,733		$17,168		$53,127		$59,392
Underwriting, acquisition and operating expenses:
Commissions	5,876		3,808		17,114		10,234
Other underwriting, acquisition and operating expenses	5,581		4,043		14,948		11,421

Total underwriting, acquisition and operating expenses	11,457		7,851		32,062		21,655
Interest expense	—		—		—		—

Total expenses	$29,190		$25,019		$85,189		$81,047

Income from continuing operations before income taxes	$2,773		$7,618		$13,069		$14,561
Income tax expense	1,536		3,431		5,151		5,861

Income from continuing operations	$1,237		$4,187		$7,918		$8,700

Key Measures
Gross written premiums	$38,140		$34,640		$105,487		$100,786
Net written premiums	34,100		33,477		97,676		95,641
Net ex-catastrophe loss ratio (1)	43.8%		54.5%		44.4%		58.9%
Net catastrophe loss ratio (2)	13.8		0.5		11.6		5.6
Net expense ratio (3)	37.2		25.1		33.8		23.5

Net combined ratio (4)	94.8%		80.1%		89.8%		88.0%

Allocated assets	$285,793		$211,490		$285,793		$211,490
Net underwriting leverage (5)	2.3	x	2.3	x	2.3	x	2.3	x

(1)	The net ex-catastrophe loss ratio is the ratio of net losses and loss adjustment expenses, not including losses from industry designated catastrophic events or other weather events with losses aggregating at least $400,000, divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers.

(2)	The net catastrophe loss ratio is the ratio of net losses and loss adjustment expenses from industry designated catastrophic events or other weather events with losses aggregating at least $400,000 divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers.

(3)	The net expense ratio is calculated by dividing the total underwriting, acquisition and operating expenses by net insurance premiums earned.

(4)	The net combined ratio is the sum of the net ex-catastrophe loss ratio, the net catastrophe loss ratio and the net expense ratio.

(5)	Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment.

Comparison of the Three Months Ended September 30, 2005 to September 30, 2004

(Independent Agents – Personal Lines Segment)

Underwriting income

Gross written premiums of $38.1 million for the third quarter of 2005 were 10.1% higher than for the same period in 2004. This increase resulted primarily from personal property lines of business including $2.8 million from our new low-value dwelling product. Reductions in gross written premiums were experienced in personal auto products (standard and nonstandard) as we continue to de-emphasize these products in certain areas due to excess market capacity and declining rates.

Net insurance premiums earned of $30.8 million were 1.3% lower in the third quarter of 2005 than for the same period in 2004. Eliminating the impact of the effect of purchase GAAP accounting on 2004 net insurance premiums earned adjustment (see “Comparability of Financial Statement Information” above) would result in a decline of 8.1% in net insurance premiums earned for the third quarter. The primary reason for the decline in net insurance premiums earned for the third quarter of 2005 can be attributed to the recognition of additional ceded premiums on the layers of catastrophe reinsurance treaties impacted by Hurricanes Katrina and Rita and to the purchase of additional catastrophe reinsurance in the third quarter following the occurrence of the hurricanes. Substantially all of the $2.0 million additional catastrophe reinsurance ceded premium was incurred in the Independent Agents – Personal Lines segment. While there has been significant growth in the gross written premiums of our new low-value dwelling program, the impact on net insurance premiums earned will not be fully realized until subsequent quarters.

Due to the seasonality of weather related catastrophe losses in our Independent Agents – Personal Lines segment, we generally experience favorable underwriting results in our first and fourth quarters and experience underwriting losses from catastrophic weather events in our second and third quarters. As noted earlier, there were two major hurricanes in the third quarter that impacted our results. The third quarter 2005 combined ratio of 94.8% included 13.8% for weather-related catastrophe losses. This was higher than our average weather-related catastrophe net loss ratio of 5.0% for the prior five years for the third quarter for this segment. We recorded $55.3 million in gross catastrophe losses, not including loss adjustment expenses, in the third quarter of 2005 in this segment compared to $0.4 million in the same period in 2004. However, due to our reinsurance coverage, our net retained catastrophe losses for the third quarter are estimated to be $4.3 million for this segment. The net combined ratio of 80.1% for the third quarter of 2004 was 14.7 points better than the third quarter of 2005; however, the 2004 net combined ratio included a weather-related catastrophe net loss ratio of only 0.5% (13.3 points less than in 2005) since there were no major weather catastrophe events in the third quarter of 2004.

The ex-catastrophe loss ratio for the third quarter of 2005 was 43.8% compared to 54.5% in the same period in 2004 with the decline driven by improvement in both the standard and nonstandard auto lines along with favorable results in the new low-value dwelling program.

The third quarter 2005 net expense ratio was 37.2% compared to 25.1% for the same period in 2004. The net expense ratio for the third quarter of 2004 was reduced 5.2 points by the effects of the purchase GAAP adjustment on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above). Factoring out the effects of the purchase GAAP adjustment, the third quarter net expense ratio for 2004 was 30.3%. Expenses in 2005 are higher than in 2004 primarily due to the increased costs of becoming a public company.

Income from continuing operations before income taxes

Income from continuing operations before income taxes of $2.8 million for the third quarter of 2005 was lower than the $7.6 million for the same period in 2004 primarily due to higher ceded reinsurance premiums and weather-related catastrophe losses plus operating expenses.

Comparison of the Nine Months Ended September 30, 2005 to September 30, 2004

(Independent Agents – Personal Lines Segment)

Underwriting income

Gross written premiums of $105.5 million for the first nine months of 2005 were 4.7% higher than for the same period in 2004. This increase resulted primarily from an increase of 21.8% in personal property, including $5.3 million from our new low-value dwelling product, which was introduced in March. Gross written premium from personal auto continued to decline (6.0% in standard auto and 21.0% in nonstandard auto) as we continue to de-emphasize these products in certain areas due to excess market capacity and declining rates.

Net insurance premiums earned of $94.9 million were 3.1% higher in the first nine months of 2005 compared to the same period in 2004 primarily due to the effects of purchase GAAP accounting on 2004 net insurance premiums earned adjustment (see “Comparability of Financial Statement Information” above). Excluding the impact of the purchase accounting fair value adjustment in 2004, net insurance premiums earned for the first nine months of 2005 declined 6.6%, primarily due to the decline in nonstandard auto premiums. The earnings impact of growth in the gross written premiums from our low-value dwelling initiative will not be fully realized until subsequent quarters. Further, net insurance premiums earned in 2005 were reduced by $1.5 million due to the acceleration of ceded premiums for utilization of the lower layers of reinsurance coverage due to the hurricane losses. Additionally, net insurance premiums earned were reduced by another $0.5 million for the cost of the pro rata premiums associated with the additional reinsurance purchased in the third quarter.

The net combined ratio for the first nine months of 2005 was 89.8% for this segment, including a 11.6% weather-related catastrophe net loss ratio. The net combined ratio of 88.0% for the first nine months of 2004 was 1.8 points lower than for the same period in 2005. The catastrophe loss ratio for the first nine months of 2004 was 5.6%. The year 2004 reflected lower weather-related catastrophe experience whereas the first nine months of 2005 included five weather-related events with total losses exceeding $1 million each. Two of these events were two of the most costly hurricanes ever to hit the United States. We recorded $62.8 million in gross catastrophe related losses, not including loss adjustment expenses, in the first nine months of 2005 compared to $5.5 million in 2004. Our reinsurance program allowed us to cede the largest portion of these losses, plus loss adjustment expenses, to our reinsurers, resulting in net retained catastrophe losses of $11.5 million for this segment for the first nine months of 2005, compared to $5.5 million for the same period in 2004.

Our ex-catastrophe loss ratio for the nine months ended September 30, 2005 was 44.4% compared to 58.9% for the same period in 2004. The total loss ratios for the same periods were 56.0% and 64.5%, respectively. The loss ratios in 2004 were increased as the result of the lower net insurance premiums earned by the amortization of the fair value adjustment of the unearned premium reserves (see “Comparability of Financial Statement Information” above). Eliminating the impact of this adjustment in 2004 would result in a total net loss ratio of 58.5% compared to the reported ratio of 64.5%. By either measure, we are experiencing considerably improved ex-catastrophe underwriting results in this segment in both property and auto lines of business.

Based upon actuarial studies, we reduced our net liabilities for losses incurred but not reported (IBNR) and loss adjustment expenses by $4.2 million in the Independent Agents – Personal Lines segment in the first nine months of 2005, primarily related to losses for mold related claims and our declining nonstandard auto book. This reduction accounted for a 4.5 point decrease in our September year-to-date net loss ratio for this segment. Eliminating the effects of this reserve reduction, our September 2005 year-to-date net ex-catastrophe loss ratio would have been 48.9% compared to 58.9% for the same period in 2004, reflecting continued improvement in the ex-catastrophe underwriting margins for this segment. Improvement in the higher-margin property lines accompanied by reductions in the volume of lower-margin nonstandard auto primarily accounted for the improved underwriting performance.

The expense ratio for this segment was 33.8% for the first nine months compared to 23.5% for the same period in 2004. The year-to-date net expense ratio for 2004 was reduced 7.2 points by the effects of the purchase GAAP adjustment on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above). After factoring out the effects of the purchase GAAP adjustment, the year-to-date net expense ratio for 2004 was 30.7%, which was 3.1 points better than the year-to-date expense ratio for 2005. The higher expense ratio in 2005 resulted from higher profit-based commissions to our independent agents, new information technology initiatives and additional costs associated with compliance with the Sarbanes-Oxley Act of 2002. We anticipate the net expense ratio will increase slightly in the coming quarters with the added expenses related to becoming a public company before beginning to decline as the earnings impact of the growing low-value dwelling initiative is realized.

Income from continuing operations before income taxes

Year-to-date income from continuing operations before income taxes through September 30, 2005 of $13.1 million was 10.2% lower than income from continuing operations before income taxes of $14.6 million for the same period in 2004. The net decrease in income before income taxes resulted primarily from higher catastrophe losses and increased ceded premiums for catastrophe reinsurance.

Independent Agents — Commercial Lines

In the third quarter of 2005, the Independent Agents — Commercial Lines segment accounted for 15.6% of our gross written premiums, 25.3% of our net insurance premiums earned and (18.0)% of consolidated net income.

Year-to-date September 30, 2005 and 2004, the Independent Agents — Commercial Lines segment accounted for 16.6% and 13.6% of our gross written premiums, 26.6% and 21.8% of our net insurance premiums earned, and (1.4)% and (12.5)% of our consolidated net income, respectively.

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

	Three Months Ended				Nine Months Ended
Results of Operations — Independent Agents – Commercial Lines	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
	($ in thousands)
Net insurance premiums earned	$16,315		$13,696		$49,699		$37,981
Net investment income	984		646		2,573		1,645
Net realized gains	15		188		39		251
Other income	—		—		—		—

Total revenues	$17,314		$14,530		$52,311		$39,877

Net losses and loss adjustment expenses incurred	$11,625		$14,097		$32,326		$31,890
Underwriting, acquisition and operating expenses:
Commissions	3,368		1,320		9,398		3,704
Other underwriting, acquisition and operating expenses	3,529		2,443		10,913		7,419

Total underwriting, acquisition and operating expenses	6,897		3,763		20,311		11,123
Interest expense	—		—		—		—

Total expenses	$18,522		$17,860		$52,637		$43,013

Loss from continuing operations before income taxes	$(1,208)		$(3,330)		$(326)		$(3,136)
Income tax benefit	(438)		(1,283)		(128)		(1,215)

Loss from continuing operations	$(770)		$(2,047)		$(198)		$(1,921)

Key Measures
Gross written premiums	$21,469		$17,240		$62,363		$48,966
Net written premiums	17,849		15,675		53,633		41,859
Net ex-catastrophe loss ratio (1)	68.1%		99.9%		62.8%		78.7%
Net catastrophe loss ratio (2)	3.2		3.0		2.2		5.3
Net expense ratio (3)	42.3		27.5		40.9		29.3

Net combined ratio (4)	113.6%		130.4%		105.9%		113.3%

Allocated assets	$167,412		$141,650		$167,412		$141,650
Net underwriting leverage (5)	2.2	x	2.3	x	2.2	x	2.3	x

(1)	The net ex-catastrophe loss ratio is the ratio of net losses and loss adjustment expenses, not including losses from industry designated catastrophic events or other weather events with losses aggregating at least $400,000, divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers.

(2)	The net catastrophe loss ratio is the ratio of net losses and loss adjustment expenses from industry designated catastrophic events or other weather events with losses aggregating at least $400,000 divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers.

(3)	The net expense ratio is calculated by dividing the total underwriting, acquisition and operating expenses by net insurance premiums earned.

(4)	The net combined ratio is the sum of the net ex-catastrophe loss ratio, the net catastrophe loss ratio and the net expense ratio.

(5)	Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment.

Comparison of the Three Months Ended September 30, 2005 to September 30, 2004

(Independent Agents – Commercial Lines Segment)

Underwriting income

Gross written premiums of $21.5 million for the third quarter of 2005 were 24.5% higher than for the same period in 2004. After the 2003 Acquisition, we initiated various efforts to improve the performance of the commercial book including phasing out certain unprofitable classes of business (including habitational and multi-tenant coverages), terminating certain unprofitable agency relationships, cultivating relationships with agents with which the Company’s new underwriting and marketing management team members had prior profitable experience, changing our geographic mix of business away from areas more heavily prone to weather catastrophes and providing better communication to agents of our defined target markets and target risks. In addition, our new farm and ranch program provided $2.2 million of gross written premium in the third quarter of 2005. These efforts were largely completed by the end of 2004 and written premium growth in 2005 is being realized in our target markets and risks as a result of these initiatives.

Net insurance premiums earned during the third quarter of 2005 of $16.3 million were 19.1% higher than for the third quarter of 2004. After factoring out the effects of the purchase GAAP adjustment on 2004 net insurance premiums earned (see “Comparability of Financial Statement Information” above), the increase in net insurance premiums earned in the third quarter of 2005 would have been 10.0%. The new farm and ranch program contributed $1.8 million in net insurance premiums earned in the third quarter of 2005. As noted in the Independent Agents – Personal Lines segment, we recorded additional ceded premiums in the third quarter following the two hurricanes. However, the largest portion of these ceded premiums was recorded in the Independent Agents – Personal Lines segment, thus involving minimal impact on the Independent Agents – Commercial Lines segment.

As noted earlier, we were impacted by two of the most costly hurricanes ever to strike the United States in the third quarter of 2005. The Independent Agents – Commercial Lines segment is generally not as exposed to weather catastrophes as the Independent Agents – Personal Lines segment due to differences in the mix of risk coverages and due to the phasing out of certain classes of business which are more prone to weather-related losses. Nevertheless, we experience some seasonality in our underwriting results related to weather events in the second and third quarters. The average weather catastrophe net loss ratio for the third quarter for the past five years was 8.5% for this segment. As a result of the two hurricanes, we recorded gross losses of $6.4 million in the Independent Agents – Commercial Lines segment in the third quarter of 2005. However, due to expected reinsurance recoveries, the net catastrophe losses for this segment were $0.5 million. This compares to net catastrophe losses of $0.4 million in 2004. The weather catastrophe loss ratio for the third quarter of 2005 was only 3.2% compared to 3.0% for the same period in 2004.

The total loss ratio for this segment declined to 71.3% for the third quarter of 2005 from 102.9% in 2004. The ex-catastrophe loss ratio declined to 68.1% in 2005 from 99.9%. The amortization of the fair value adjustment (see “Comparability of Financial Statement Information” above) resulted in an increase in the reported loss ratios in 2004. Eliminating the impact of this adjustment would have resulted in a total net loss ratio of 95.1% in the third quarter of 2004. The net combined ratio of 113.6% for the third quarter of 2005 was approximately 16.8 points better than the net combined ratio of 130.4% for the third quarter of 2004. We believe the improved underwriting results, especially the decline in the ex-catastrophe combined ratios, are a good indicator of the benefits of the initiatives in underwriting, agency management and target market selection implemented during 2004.

The third quarter of 2005 net expense ratio was 42.3% compared to 27.5% for 2004. However, the ratio for 2004 was reduced 5.5 points by the effects of the purchase GAAP adjustment on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above). The higher expense ratio in 2005 resulted primarily from expenses associated with implementing and developing changes to certain commercial lines systems and from the additional costs associated with compliance with the Sarbanes-Oxley Act of 2002. We continue the development of our new commercial lines automated rating and processing systems and anticipate a reduction in the expense ratio in the latter part of 2006 when we plan to have these systems fully on line.

Loss from continuing operations before income taxes

Loss from continuing operations before income taxes of $1.2 million for the third quarter of 2005 was improved over the loss from continuing operations before income taxes of $3.3 million for the same period in 2004. The improvement was primarily from improved ex-catastrophe loss experience driven by the initiatives taken in 2004 and improved investment results.

Comparison of the Nine Months Ended September 30, 2005 to September 30, 2004

(Independent Agents – Commercial Lines Segment)

Underwriting income

Gross written premiums of $62.4 million for the first nine months of 2005 were 27.4% higher than for the same period in 2004. The growth in 2005 follows the Company’s plan to grow its commercial book of business in a more targeted fashion, including new agency relationships and new lines of business such as farm and ranch, which generated gross written premium of $7.1 million through September 30, 2005.

Net insurance premiums earned during the first nine months of 2005 of $49.7 million were 30.9% higher than for the same period of 2004. The growth in net insurance premiums earned would have been 16.9% without the effect of the purchase GAAP adjustment on 2004 net insurance premiums earned (see “Comparability of Financial Statement Information” above). The new farm and ranch program contributed $5.4 million in net insurance premiums earned in 2005.

Although our company and the insurance industry as a whole has been impacted by two major hurricanes in the third quarter of 2005, the Independent Agents – Commercial Lines segment is generally not as exposed to weather catastrophes as the Independent Agents – Personal Lines segment due to differences in the mix of risk coverages and due to the phasing out of certain classes of business which are more prone to weather related losses. Nevertheless, we experience some seasonality in our underwriting results related to weather events in the second and third quarters. The average weather catastrophe net loss ratio for the first nine months for the past five years was 7.3% for this segment. The weather catastrophe loss ratio for the nine month period ended September 30, 2005 was only 2.2% compared to 5.3% for the same period in 2004. On a net basis, we did not benefit from reinsurance recoveries in 2004 in the same manner as we did in 2005.

The net combined ratio for the first nine months of 2005 of 105.9% was approximately 7.4 points better than the net combined ratio of 113.3% for the same period in 2004. For 2005, the ex-catastrophe loss ratio was 62.8% compared to 78.7% in 2004. Thus, the total net loss ratio in 2005 was 65.0% compared to 84.0% in 2004. The total net loss ratio in 2004 would have been 75.0% without the impact of the purchase GAAP fair value adjustment (see “Comparability of Financial Statement Information” above). We believe the improved underwriting results, especially the decline in the ex-catastrophe combined ratios, are a good indicator of the benefits of the initiatives in underwriting, agency management and target market selection implemented during 2004.

Based upon actuarial studies, we increased our net liabilities for IBNR and loss adjustment expenses for the Independent Agents – Commercial Lines segment by $4.0 million in the first nine months of 2005. The increase added 8.0 points to the year-to-date combined ratio.

The year-to-date net expense ratio for 2004 was reduced 7.5 points by the effects of the purchase GAAP adjustment on total underwriting, acquisition and operating expenses (see “Comparability of Financial Statement Information” above). After factoring out the effects of the purchase GAAP adjustment, the year-to-date net expense ratio for 2004 was 36.8%, which was 4.1 points better than the year-to-date expense ratio for 2005. The higher expense ratio in 2005 results primarily from expenses associated with implementing and developing changes to certain commercial lines systems and from the additional costs associated with compliance with the Sarbanes-Oxley Act of 2002. We continue the development of our new commercial lines automated rating and processing systems and anticipate a reduction in the expense ratio in the latter part of 2006 when we plan to have these systems fully on line.

Loss from continuing operations before income taxes

Loss from continuing operations before income taxes was $0.3 million through September 30, 2005 compared to a loss of $3.1 million for the same period in 2004. The reduction in the loss was primarily from improved ex-catastrophe loss experience margins in all commercial lines except for commercial liability along with improved investment results.

Program Management

In the third quarter of 2005, the Program Management segment accounted for 29.1% of our gross written premiums, 24.2% of our net insurance premiums earned and 42.7% of consolidated net income.

Year-to-date September 30, 2005 and 2004, the Program Management segment accounted for 27.1% and 33.9% of our gross written premiums, 19.9% and 23.5% of our net insurance premiums earned, and 24.2% and 35.6% of our consolidated net income, respectively.

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

	Three Months Ended				Nine Months Ended
Results of Operations — Program Management	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
	($ in thousands)
Net insurance premiums earned	$15,619		$14,719		$37,137		$40,947
Net investment income	811		378		1,907		1,231
Net realized gains	12		135		29		188
Other income	519		550		1,741		2,207

Total revenues	$16,961		$15,782		$40,814		$44,573

Net losses and loss adjustment expenses incurred	$8,127		$4,449		$19,062		$18,006
Underwriting, acquisition and operating expenses:
Commissions	4,172		5,282		11,630		12,450
Other underwriting, acquisition and operating expenses	1,443		1,520		4,290		4,964

Total underwriting, acquisition and operating expenses	5,615		6,802		15,920		17,414
Interest expense	—		—		—		—

Total expenses	$13,742		$11,251		$34,982		$35,420

Income from continuing operations before income taxes	$3,219		$4,531		$5,832		$9,153
Income tax expense	1,389		2,052		2,299		3,670

Income from continuing operations	$1,830		$2,479		$3,533		$5,483

Key Measures
Gross written premiums	$40,025		$42,372		$101,798		$121,971
Net written premiums	19,802		15,068		47,383		42,730
Net loss ratio (1)	52.0%		30.2%		51.3%		44.0%
Net expense ratio (2)	35.9		46.2		42.9		42.5

Net combined ratio (3)	87.9%		76.4%		94.2%		86.5%
Allocated assets	$206,495		$178,340		$206,495		$178,340
Net underwriting leverage (4)	2.2	x	2.2	x	2.2	x	2.2	x

(1)	The net loss ratio is the ratio of net losses and loss adjustment expenses. This ratio is net of amounts ceded to reinsurers. Catastrophe losses are not reported separately by the program managers.

(2)	The net expense ratio is calculated by dividing the total underwriting, acquisition and operating expenses by net insurance premiums earned.

(3)	The net combined ratio is the sum of the net loss ratio and the net expense ratio.

(4)	Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment.

Comparison of the Three Months Ended September 30, 2005 to September 30, 2004

(Program Management Segment)

Underwriting income

Gross written premiums of $40.0 million for the third quarter of 2005 were 5.5% lower than for the same period in 2004. The decrease primarily resulted from two programs (a nonstandard auto program and a commercial auto program) that we terminated in 2004. The terminated programs accounted for none of the gross written premiums in the third quarter of 2005 but accounted for $3.5 million of gross written premiums in the third quarter of 2004. Net written premiums of $19.8 million for the third quarter of 2005 were 31.4% higher than for the same period in 2004 due to the increased retention in our largest MGA’s operations offsetting the impact of the terminated programs. We increased our participation from 20% to 40% for our largest MGA program for the 2005 year. This program accounted for $13.5 million of our net written premiums in the third quarter of 2005 and $8.1 million of our net written premiums in the same period of 2004. Our prize indemnification program experiences seasonality with the majority of premiums being written during the summer months. This program accounted for $2.5 million of gross and net written premiums in the third quarter of 2005 compared to $2.6 million in 2004. A new program, from which we anticipate substantial growth in the coming quarters, writing employer’s nonsubscriber business in Texas (a nonsubscriber is an employer who opts out of the Texas workers’ compensation system) started ramping up in the second quarter of 2005 and reported $0.9 million of gross written premiums in the third quarter of 2005 compared to $0.6 million in the second quarter of 2005.

Net insurance premiums earned of $15.6 million for the third quarter of 2005 were 6.1% higher than for the same period in 2004. The increase, assuming elimination of the effects of the purchase GAAP adjustment on net insurance premiums earned (see “Comparability of Financial Statement Information” above), would have been 2.8%. The increase in net insurance premiums earned for the quarter was largely attributable to the increase in retention in our largest MGA program. The net insurance premiums earned on this program were $10.8 million for the third quarter of 2005 compared to $6.2 million for the same period in 2004. This growth was more than enough to offset the loss of the terminated programs.

The net combined ratio for the third quarter of 2005 of 87.9% was 11.5 points higher than for the same period in 2004. The primary reason for the increase in 2005 is due to the 2004 net loss ratio being favorably impacted by a $2.9 million reduction of reserves primarily related to favorable prior period development for the terminated programs. These terminated programs continue to run off within the established reserves for losses and loss adjustment expenses.

Other income

Other income primarily represents fronting fees earned by writing the various MGA programs through our insurance companies. Other income of $0.5 million for the third quarter of 2005 was 5.6% lower than for the comparable period in 2004 primarily because of the reduced fronting fees from the terminated programs.

Income from continuing operations before income taxes

Income from continuing operations before income taxes of $3.2 million for the third quarter of 2005 was 29.0% less than for the same period in 2004 primarily due to the $2.9 million reduction in reserves recorded in the third quarter of 2004 related to favorable prior period development for the terminated programs. As the impact on net insurance premiums earned from the increased retention on our largest MGA program takes effect and as our new program increases in premium volume, the net earnings of this segment should increase.

Comparison of the Nine Months Ended September 30, 2005 to September 30, 2004

(Program Management Segment)

Underwriting income

Gross written premiums of $101.8 million for the first nine months of 2005 were 16.5% lower than for the same period in 2004. The decrease primarily resulted from the two terminated programs in 2004. The terminated programs accounted for none of the gross written premiums in the first nine months of 2005 but accounted for $20.2 million of gross written premiums in the first nine months of 2004. Net written premiums of $47.4 million for the first nine months of 2005 were 10.9% higher than for the same period in 2004 as the impact of the increased retention in our largest MGA’s operations more than offset the reduced premium from the terminated programs. We increased our participation from 20% to 40% for our largest MGA program for the 2005 year. This program accounted for $36.1 million of our net written premiums in the first nine months of 2005 and $19.3 million of our net written premiums in the same period of 2004. Our prize indemnification program experiences seasonality with the majority of premiums being written and earned during the summer months. This program accounted for $3.7 million of our gross written and net written premiums in the first nine months of 2005 compared to $3.8 million in the same period in 2004.

Net insurance premiums earned of $37.1 million for the first nine months of 2005 were 12.7% less than for the same period in 2004, after factoring out the effects of the purchase GAAP adjustment on net insurance premiums earned (see “Comparability of Financial Statement Information” above). The decline for the year-to-date was due to the terminated programs mentioned above. One of the terminated programs was a fully retained program with $12.1 million of net insurance premiums earned in the first nine months of 2004. At this time, the increased retention in our largest MGA’s operations has yet to outweigh the loss of net insurance premiums earned from the terminated programs.

The net combined ratio for the year-to-date 2005 of 94.2% was 7.7 points higher than for the same period in 2004. The primary reason for the increase is due to a $1.0 million increase in IBNR reserves in 2005 primarily related to our largest MGA program. The programs terminated in 2004 continue to run off within the established reserves for losses and loss adjustment expenses.

Other income

Other income primarily represents fronting fees earned by writing the various MGA programs through our insurance companies. Other income of $1.7 million for the first nine months of 2005 was 21.1% lower than for the comparable period in 2004 primarily because of the reduced fronting fees from the terminated programs.

Income from continuing operations before income taxes

Income from continuing operations before income taxes of $5.8 million for the first nine months of 2005 was 36.3% less than for the same period in 2004 primarily because of the reduction in underwriting results and fee income from the terminated programs. As the impact on net insurance premiums earned from the increased retention on our largest MGA and as our new program increases in premium volume, the net earnings of this segment are expected to increase.

Insurance Services and Corporate

In the third quarter of 2005, the Insurance Services and Corporate segment accounted for 27.6% of our gross written premiums, 2.6% of our net insurance premiums earned and $2.0 million of our $4.3 million of consolidated net income.

Year-to-date September 30, 2005 and 2004, the Insurance Services and Corporate segment accounted for 28.1% and 24.4% of our gross written premiums and 23.0% and 20.5% of our consolidated net income, respectively.

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

	Three Months Ended		Nine Months Ended
Results of Operations — Insurance Services and Corporate	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	($ in thousands)
Net insurance premiums earned	$1,670	$1,169	$4,928	3,243
Net investment income	91	41	315	145
Net realized gains	1	15	3	22
Other income	492	246	1,545	1,287

Total revenues	$2,254	$1,471	$6,791	$4,697

Net losses and loss adjustment expenses incurred	$—	$9	$—	$9
Underwriting, acquisition and operating expenses:
Commissions	—	—	—	—
Other underwriting, acquisition and operating expenses	430	(562)	3,722	1,374

Total underwriting, acquisition and operating expenses	430	(562)	3,722	1,374
Interest expense	867	546	2,377	1,608

Total expenses	$1,297	$(7)	$6,099	$2,991

Income from continuing operations before income taxes and equity in earnings of unconsolidated foreign insurance company	$957	$1,478	$692	$1,706
Income tax expense	359	595	273	675
Equity in earnings of unconsolidated foreign insurance company, net of income taxes	1,394	403	2,935	2,129

Income from continuing operations	$1,992	$1,286	$3,354	$3,160

Key Measures
Gross written premiums	$37,970	$33,233	$105,619	$87,925
Net written premiums	1,671	1,167	4,928	3,245
Allocated assets	$175,804	$188,813	$175,804	$188,813

Comparison of the Three Months Ended September 30, 2005 to September 30, 2004

(Insurance Services and Corporate Segment)

Gross written premiums of $38.0 million for the third quarter of 2005 were 14.3% higher than for the comparable period in 2004. The increase resulted primarily from our largest fronting program which involves the program of a national carrier writing nonstandard auto products.

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

Other income

Other income primarily represents fees earned for fronting programs on behalf of our reinsurers. This is reported net of our expenses associated with producing the business. The fee varies with the individual programs. Third quarter other income of $0.5 million is 100.0% higher than the $0.2 million for the comparable period in 2004. The primary reason for the increase in other income is due to the growth in the fee income associated with the programs of national carriers. Additionally, other income in 2004 was lower due to the write-off of abandoned software in the third quarter of 2004 in the amount of $0.1 million.

Interest expense

Interest expense of $0.9 million for the third quarter of 2005 was higher than interest expense of $0.5 million for the same period in 2004. The increase is due primarily to the additional $20.0 million of senior bank debt incurred in February 2005 and in part to increases in applicable floating interest rates. See note 7 to our unaudited condensed consolidated financial statements as of September 30, 2005.

Income from continuing operations before income taxes

Our net income from continuing operations before income taxes for the third quarter of 2005 for this segment was $1.0 million compared to $1.5 million for the same period in 2004. The decline in income from continuing operations occurred from the higher interest expense on the new senior bank debt in 2005 and higher operating expenses associated with becoming a public company.

Equity in earnings of unconsolidated foreign insurance company

We record our 30% investment in Atlas on the equity basis of accounting. Equity in earnings of our unconsolidated foreign insurance company, net of income taxes, was $1.4 million in the third quarter of 2005 compared to $0.4 million for the same period in 2004. The increase from 2004 to 2005 was due in part to Atlas’ improved investment results combined with a weaker US dollar.

Comparison of the Nine Months Ended September 30, 2005 to September 30, 2004

(Insurance Services and Corporate Segment)

Year-to-date September 30, 2005 gross written premiums of $105.6 million are 20.1% higher than for the comparable period in 2004. Net written premiums and net insurance premiums earned, except for policy fees, generally are not applicable to this segment since there is no retention of underwriting risks on fronting programs. The growth essentially comes from our largest fronting program.

Other income

Year-to-date other income through September 30, 2005 of $1.5 million is only slightly higher than the $1.3 million for the comparable period in 2004. As noted above, other income in 2004 included the write-off of abandoned software in the amount of $0.1 million. Otherwise, the increase in other income in 2005 follows the increase in gross written premiums associated with the fronting programs.

Interest expense

Interest expense of $2.4 million for the first nine months of 2005 was higher than interest expense of $1.6 million for the same period in 2004 due in part to the additional $20.0 million of senior bank debt incurred in February of 2005 and in part to increases in applicable floating interest rates.

Income from continuing operations before income taxes

Our net income from continuing operations before income taxes of $0.7 million for the first nine months of 2005 for this segment was approximately $1.0 million less than the same period in 2004. The primary difference is the higher interest expense on the new senior bank debt in 2005 combined with higher operating expenses associated with becoming a public company.

Equity in earnings of unconsolidated foreign insurance company

Equity in earnings of our unconsolidated foreign insurance company, net of income taxes, was $2.9 million for the first nine months of 2005 compared to $2.1 million for the same period in 2004. The 2005 increase primarily relates to Atlas’ higher investment income during the period combined with a weaker US dollar.

Liquidity and Capital Resources

Sources and uses of funds

The Company operates as a holding company with no business operations of its own. Consequently, our ability to pay dividends to stockholders, meet debt payment obligations and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates. Generally, there are no restrictions on the payment of dividends by our non-insurance company subsidiaries and affiliates other than state corporate laws regarding solvency and those imposed pursuant to the terms of our senior secured credit facility. As a result, our non-insurance company subsidiaries and affiliates generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service payments and to pay stockholder dividends. For the nine months ended September 30, 2005, our non-insurance company subsidiaries and affiliates produced cash flow available for dividends to our holding company of $0.9 million. As of September 30, 2005, we had $5.1 million of cash and short-term invested assets at our holding company and our non-insurance company subsidiaries and affiliates.

Our insurance company subsidiaries are restricted by statute as to the amount of dividends that they may pay without prior approval of their domiciliary state insurance departments. Generally, Texas-domiciled insurers may pay dividends without advance regulatory approval only from unassigned surplus and only to the extent that all dividends paid in the twelve months ending on the date in question do not exceed the greater of (1) 10% of their policyholder’s surplus as of December 31 of the preceding year or (2) 100% of their net income for the calendar year preceding the year in which the value is being determined and subject to available earned surplus, as defined by the domiciliary state insurance department. In addition, insurance companies are required by law to maintain a minimum level of surplus on a statutory basis. Statutory surplus is calculated by subtracting total liabilities from total admitted assets computed under accounting principles prescribed or permitted by the insurer’s state of domicile. As of January 1, 2005, the maximum dividend that Republic Underwriters Insurance Company, our principal operating subsidiary, could pay without prior approval was $21.4 million. No dividends have been declared from Republic Underwriters Insurance Company since early 2001 as we have allowed capital to grow organically to provide a platform for profitable premium growth.

Consolidated net cash provided by operating activities was $23.3 million, net cash used by investing activities was $20.3 million and net cash provided from financing activities was $0.2 million for the nine months ended September 30, 2005.

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

The aggregate fair market value of our fixed-income, equity and short-term invested asset portfolio as of September 30, 2005 was $323.6 million. As of that date, fixed maturity securities had a fair value of $303.4 million and amortized cost of $307.3 million.

In February 2005, we entered a credit agreement to secure $20 million of senior bank debt, the proceeds of which were used to pay accrued dividends on our Series A Preferred Stock. The senior bank debt is due and payable on February 23, 2010, with interest only payable quarterly based on the Company’s election of a Eurodollar rate plus 2% or the prime rate as quoted by the Wall Street Journal. As of September 30, 2005, we are in compliance with all of our financial and other restrictive covenants under this facility.

Initial Public Offering

We completed our IPO of our common stock effective August 8, 2005. In connection with the IPO, we issued 6,000,000 new shares of our common stock at an IPO price of $14 per share. Our net proceeds from the offering were $76.0 million, after deducting our offering expenses. We used the net proceeds to pay accrued dividends on the Company’s Series A Preferred Stock and redeem 69,268 shares of our Series A Preferred Stock.

Hurricanes Katrina and Rita

On August 29, 2005, Hurricane Katrina struck portions of Louisiana, Mississippi and Alabama. On September 24, 2005, Hurricane Rita struck portions of the Texas and Louisiana coast. The Company provides insurance for windstorm damage to personal and commercial risks in Louisiana and Texas. However, the Company does not write flood insurance in Texas or Louisiana or provide any property insurance in Mississippi or Alabama. We recorded gross losses and loss adjustment expenses before reinsurance from these events of approximately $66.0 million in the third quarter of 2005. This represents the Company’s best estimate and is based on broad assumptions about coverage and damage, including claims received to date, industry loss estimates, estimates from industry and proprietary models, and contract language, among other factors. The Company does not believe that these events will create material liquidity issues. We believe that the majority of these losses will be reimbursed by our reinsurers in the fourth quarter of 2005 and first quarter of 2006. We anticipate that the cash flow from reinsurance treaties, normal operations and normal investment maturities will be adequate to meet the losses to be paid without the need to liquidate any investments in our investment portfolio.

In addition, as described earlier, there may be issues that arise in the wake of Hurricanes Katrina and Rita that could create uncertainties in the future and may negatively impact our operations in future quarters. These could include increases in reinsurance rates, changes in the regulatory or legal environment impacting traditional policy contract terms, including the flood exclusion. The Company is unable to determine the impact, if any, of such issues on future operations, particularly if the flood exclusion is altered or deemed not applicable by regulators and upheld by the courts.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk during the quarter and nine months ended September 30, 2005. Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are mainly exposed to changes in interest rates that affect the fair value of our investments in fixed maturity securities. Please refer to our IPO prospectus for a discussion of interest rate risk and our sensitivity analysis model that uses fair value to measure its potential gain or loss due to a 100 basis point decline or rise in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we have carried out an evaluation on the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the third quarter of 2005. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC, and have been designed to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, in order to allow timely decisions regarding required disclosure.

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

(c) Inherent limitations on effectiveness of controls.

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

The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. The Company believes that there are meritorious defenses to these lawsuits and is defending them vigorously. Certain of the lawsuits are pending in jurisdictions that have a history of awarding damages, including punitive damages, which are disproportionate to the actual economic damages alleged to have been incurred. Additionally, some of these lawsuits seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the purported classes. The Company believes that resolution of its pending litigation will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of litigation, there can be no assurance that one or more of these lawsuits will not produce a damage award which could have a material adverse effect on the Company’s financial results for any given period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Republic Companies Group, Inc.	(d)

3.2	Amended and Restated Bylaws of Republic Companies Group, Inc.	(d)

4.1	Form of Common Stock Certificate.	(d)

10.1	Stock Purchase Agreement, dated as of May 9, 2003, by and among Republic Financial Services, Inc. (Texas), Republic Financial Services, Inc. (Nevada), Winterthur U.S. Holdings, Inc., RTXA, Inc., and RTXA Sub Inc.	(a)

10.2	Securities Purchase Agreement and First Amendment thereto, effective May 9, 2003, among RTXA, Inc. and the investors party thereto.	(a)

10.3	Amended and Restated Registration Rights Agreement.	(d)

10.4	Employment Agreement, dated as of November 17, 2003, between Republic Underwriters Insurance Company and Parker W. Rush.	(a)

10.5	Employment Agreement, dated as of May 9, 2003, between RTXA, Inc. and Martin B. Cummings.	(a)

10.6	Employment Agreement, dated as of April 9, 2004, between Republic Underwriters Insurance Company and Robert S. Howey.	(a)

10.7	Republic Companies Group, Inc. Stock Plan, effective May 1, 2004.	(a)

10.8	Republic Financial Services, Inc. Deferred Compensation Plan, effective July 1, 1995, as amended.	(a)

10.9	Excess of Loss Reinsurance Agreement and Addenda Nos. 1-3, effective January 1, 1994, between Winterthur Swiss Insurance Company and Republic Insurance Company.	(a)

10.10	Reinsurance Agreement, dated May 9, 2003, by and between Winterthur Swiss Insurance Company and Republic Underwriters Insurance Company.	(a)

10.11	Amended and Restated Investor Rights Agreement, dated as of December 9, 2004, between Republic Companies Group, Inc. and the stockholders designated therein.	(a)

10.12	Credit Agreement, dated as of February 23, 2005, among Republic Companies, Inc., Republic Companies Group, Inc. and The Frost National Bank.	(a)

10.13	Lease Agreement, dated August 31, 2004, between TC Dallas #2, LP and Republic Underwriters Insurance Company.	(a)

10.14	Managing General Agency Agreement, dated January 1, 1993, among Insured Lloyds, Southern County Mutual Insurance Company, Republic Vanguard Insurance Company and Texas General Agency, Inc. (as amended).	(b)

10.15	2005 Equity-Based Compensation Plan.	(d)

10.16	Employee Stock Purchase Plan.	(d)

10.17	Deferred Compensation Plan for Directors.	(d)

10.18	Incentive Bonus Plan.	(d)

10.19	Incentive Stock Option Award Agreement.	(c)

10.20	Termsheet for Republic Underwriters Insurance Company/Texas General Agency All Lines Quota Share Reinsurance Agreements.	†††

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker W. Rush	†

31.2	Rule 13a-14(a)/15d-14(a) Certification by Martin B. Cummings	†

32.1	Section 1350 Certifications by Parker W. Rush and Martin B. Cummings	††

†	Filed herewith.

††	Furnished herewith

†††	Filed herewith. Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.

(a)	Previously filed on May 10, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1 (File No. 333-124758) and is incorporated herein by reference.

(b)	Previously filed on July 29, 2005 as an Exhibit of like number to Amendment No. 3 to the Company’s registration statement on Form S-1 (File No. 333-124758) and is incorporated herein by reference. Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.

(c)	Previously filed on August 12, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(d)	Previously filed on September 19, 2005 as an Exhibit of like number to the Company’s Form 10-Q for the quarterly period ended June 30, 2005 (File No.000-51455) and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic Companies Group, Inc.

Date: November 14, 2005	By:	/s/ MARTIN B. CUMMINGS
Martin B. Cummings
Vice President and Chief Financial Officer