Form 10-K
period 2005-12-31
Republic Companies Group, Inc.
filed 2006-03-30
CIK 1320092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51455

REPUBLIC COMPANIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0175923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Delaware Avenue, Suite 900 Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(302) 658-3613

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ National Market

Securities registered pursuant to section 12(g) of the Act:    NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 20, 2006 was approximately $195,400,000. The value as of June 30, 2005 was not applicable as the registrant was not publicly traded as of June 30, 2005.

The number of shares of the registrant’s common stock outstanding at March 20, 2006: 14,085,517

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2006 Annual Meeting of Stockholders, to be filed not later than 120 days after December 31, 2005 (the “2006 Proxy Statement”).

Index and Cross References—Form 10-K

Annual Report

*	Items Number 10, 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2006 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

i

Republic Companies Group, Inc.

PART I

Item 1. Business.

Forward Looking Information

It is important to note that our actual results could differ materially from those projected in any forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in any forward-looking statements is contained in Item 1.A. Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Republic Companies Group, Inc., a Delaware corporation, (the “Company”) is an insurance holding company that operates through its subsidiaries and controlled affiliates, who are controlled through various management agreements, and include our direct wholly-owned subsidiary Republic Companies, Inc., and our indirect subsidiaries and controlled affiliates, Republic Underwriters Insurance Company (“RUIC”)(our principal insurance subsidiary), Republic-Vanguard Insurance Company (“RVIC”), Republic Lloyds (“RL”), Republic Fire and Casualty Insurance Company (“RFC”), Southern County Mutual Insurance Company (“SCM”), Southern Insurance Company (“SIC”), Southern Underwriters Insurance Company (“SUIC”), Southern Vanguard Insurance Company (“SVIC”), Republic Diversified Services, Inc. (“RDS”) (attorney-in-fact for our Texas Lloyds plan insurer, RL), Eagle General Agency, Inc. (“EGA”)(100%-owned managing general agency (“MGA”)), Republic Home Protectors, Inc. (“RHP”)(80%-owned MGA) and Republic Group No. Two Company (“RG2”—a general business corporation that exercises control, through a management agreement, over our Texas county mutual insurer SCM). Unless otherwise indicated, all references in this Form 10-K to “Republic,” “The Republic Group,” “we,” “us,” “our,” “the Company,” or similar terms refer to Republic Companies Group, Inc. together with its subsidiaries and controlled affiliates.

We are a provider of personal and commercial property and casualty insurance products to individuals and small to medium-size businesses primarily in Texas, Louisiana, Oklahoma and New Mexico. We have written insurance in Texas consistently throughout our entire 102-year history and our longstanding presence and deep market knowledge have allowed us to develop a loyal network of approximately 450 independent agents for our standard personal and commercial insurance products. In addition, we appoint additional agents to represent us in specialty or niche markets, such as our appointment of approximately 185 agents in 2005 to begin marketing our new low-value dwelling program primarily operated through RHP. Additionally, our new farm and ranch program, which we started in 2005, is being marketed through an established unaffiliated MGA with a large agency base in nine states, through approximately 165 agents affiliated with the Independent Insurance Agents of Texas (“IIAT”) farm and ranch program, and directly through approximately 120 new agents. We also have in excess of 300 agents that place nonstandard auto business with our Company. There may be some overlap in the agency appointments for our various products. We believe we have an outstanding group of quality agents representing us in our target markets. We believe there are underserved niches, primarily in rural and small to medium-sized markets, which offer attractive underwriting opportunities, and more than half of our independent agency written premium comes from these markets. Approximately 45% of our gross written premium is generated by independent agents and affiliated MGAs. The remaining 55% of our business comes from program and fronting business involving a select group of unaffiliated MGAs and national and regional insurers that wish to utilize our combination of licenses and charters, which includes broadly licensed insurers, a Texas Lloyds plan insurer, a Texas county mutual insurer and a surplus lines insurer.

We target underserved markets that require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents. Within these markets, we capitalize on our superior local knowledge to identify profitable underwriting opportunities. We believe that we distinguish ourselves from our competitors by delivering tailored product solutions, providing a high level of customer service and responding quickly to the needs of our agents and policyholders. We apply a high level of selectivity in the risks we underwrite and use a risk-adjusted return approach to capital allocation, which we believe allows us to consistently generate underwriting profits.

We operate in four segments of the property and casualty insurance business:

•	Independent Agents—Personal Lines (“Personal Lines”)

•	Independent Agents—Commercial Lines (“Commercial Lines”)

•	Program Management

•	Insurance Services and Corporate (“Insurance Services”)

Our personal lines products, sold through our network of independent agents, two affiliated MGAs and other unaffiliated MGAs, include homeowners and dwelling fire, low-value dwelling, standard and nonstandard auto and personal umbrella coverages. Our commercial lines products, sold through our network of independent agents and unaffiliated MGAs, include commercial package, auto, workers’ compensation, property, general liability, farm and ranch, employers’ nonsubscriber, lender’s collateral protection and prize indemnification coverages. Our commercial lines products are designed for small to medium-size businesses, generally in underserved service industries, such as garages, family-owned restaurants, light manufacturing and distribution and lower-hazard artisan contractors. The primary geographic focus of our Personal Lines and Commercial Lines segments is Texas, Louisiana, Oklahoma and New Mexico.

We also generate fee-based income by capitalizing on our unique combination of charters and licenses, which includes admitted insurers with licenses in 39 states (RUIC, SIC, SVIC, SUIC and RFC), a Texas Lloyds plan insurer (RL), an excess and surplus lines insurer (RVIC) and a Texas county mutual insurer (SCM), to serve MGAs and unaffiliated national and regional insurance carriers that wish to access our markets. We are rated “A-” (Excellent) by A.M. Best Company with a “stable” outlook.

Our lead insurance subsidiary is RUIC. RUIC assumes 100% of the business written by our other property and casualty subsidiaries and controlled affiliates through 100% quota-share agreements. This includes all business produced by independent agents and affiliated MGAs plus unaffiliated MGAs and other insurers for specialty and niche markets through our Program Management and Insurance Services segments. These agreements require RUIC to reimburse the direct writing companies for all losses, loss adjustment expenses, commissions, acquisition costs, premium taxes and any other underwriting expenses incurred in connection with the business assumed.

RUIC also provides services to the Company and its subsidiaries and affiliates through various management and service agreements. The actual cost of the services provided is apportioned among the parties to the agreements.

As of December 31, 2005, we had total assets of $851.7 million and shareholders’ equity of $164.5 million. As of December 31, 2004, we had total assets of $731.6 million and shareholders’ equity of $169.4 million. For the year ended December 31, 2005, we produced gross written premiums of $498.0 million, net insurance premiums earned of $238.1 million, net income of $22.7 million and a return on average equity of 13.6%. For the year ended December 31, 2004, we produced gross written premiums of $465.8 million, net insurance premiums earned of $221.3 million, net income of $21.9 million and a return on average equity of 13.8%. Our results of operations in 2005 were impacted significantly by two hurricanes that occurred in the third quarter, primarily in the form of higher losses and loss adjustment expenses and higher reinsurance premiums (see additional comments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Company History

We trace our origin back to 1903 with the formation of The Commonwealth Fire Insurance Company of Texas. As a Texas-based stock fire company, we served as an alternative to the Eastern U.S.-based insurers that, through intense competition, had eliminated nearly all Texas-based insurance companies by 1895. The Republic name came into existence with the creation of Republic Insurance Company in 1919. Initially, we focused on providing fire coverage for owner-occupied single family dwellings. During the next 80 years, we gradually expanded our operating territory to more than 35 states and expanded our business into other markets.

In the late 1960s, we formed Republic Financial Services, Inc. (“RFSI”) a publicly-traded holding company, and consolidated our various operations under it. In 1982, the stock of RFSI was acquired by Winterthur Swiss Insurance Company (“Winterthur”), who continued to expand its presence in the United States and internationally with additional acquisitions in the 1980s and early 1990s.

In 1994, we acquired 30% of the capital stock of Seguros Atlas, S.A., a Mexican insurance company (“Atlas”), which is reported as an unconsolidated investment in foreign insurance company using the equity method of accounting. This investment was made at the direction of Winterthur, for the purpose of enhancing their international operations. We have the contractual right to appoint four members of Atlas’ 15 member board and have approval rights over various corporate matters, including the annual budget. However, we view our investment in Atlas as an “inherited asset” and not strategic to our ongoing operations. We do not jointly participate with Atlas in cross border-type transactions and do not foresee such opportunities in the near future; however, we regard this investment as a permanent asset.

By 1995, Winterthur had acquired four other groups of North American insurance companies with overlapping geographic regions of operation, which led to a reorganization where we refocused on our core property and casualty operations in Southwestern states.

The Company was formed as a Delaware corporation in December 2002. On August 29, 2003, the Company, backed by an investor group, acquired all of the issued and outstanding capital stock of RUIC and certain operating subsidiaries and affiliates from Winterthur (“2003 Acquisition”). We refer to the acquired companies as the “Subject Companies”. Financial information for periods beginning August 29, 2003 is reported on a purchase GAAP (U.S. generally accepted accounting principles) basis of accounting. Financial information for periods prior to August 29, 2003 is reported on a historical GAAP basis of accounting and may not be comparable to periods after that date (see additional comments about Comparability of Financial Statement Information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

The Company subsequently completed an initial public offering (“IPO”) of 6,000,000 new common shares to the public effective August 8, 2005 and now trades on the NASDAQ National Market under the symbol “RUTX”.

Industry Overview

The property and casualty insurance industry provides protection from pre-specified loss events, such as damage to property or liability claims by third parties. Property and casualty insurance can be broadly classified into personal lines, in which insurance is provided to individuals, and commercial lines, in which insurance is provided to business enterprises. In the U.S., personal and commercial insurance products are written in admitted and non-admitted markets, also known as the excess and surplus lines market. We provide insurance products in both markets.

In the admitted market, insurance rates and forms are generally highly regulated and coverages tend to be standardized. Within the admitted market, we focus on underserved segments that do not fit into the standard underwriting criteria of national insurance companies due to factors such as type of business, location and the amount of premium per policy. These segments tend to have limited competition. Therefore, we believe we have greater flexibility in pricing and product design relative to most admitted market risks. Our Personal Lines and Commercial Lines segments primarily write in these markets.

The non-admitted market focuses on harder-to-place risks that admitted insurers typically do not write. In this market, risks are underwritten with more flexible policy forms and rates, resulting in more restrictive and expensive coverages. We write in this market in our Program Management and Insurance Services segments.

The property and casualty industry historically has been subject to cyclical fluctuations in pricing and availability of insurance coverage. “Soft” markets are often characterized by excess underwriting capital and involve intense price competition, expanded policy terms and conditions, erosion of underwriting discipline and poor operating performance. These market conditions usually lead to a period of diminished underwriting capacity after insurance companies exit unprofitable lines and exhibit greater underwriting discipline, increase premium rates and implement more restrictive policy terms and conditions. This latter market condition is called a “hard” market. The insurance market may not always be hard or soft; rather, it could be hard for one line of business and soft for another. The market at the start of 2006 might be characterized as hard for property risks in our operating area, particularly in coastal areas, due to the recent hurricane activity. However, auto liability risks are much more competitive and there is downward pressure on rates, thus these markets might be described as soft.

Beginning in 2001, the insurance market in Texas was disrupted by losses related to property mold losses. At that time, many national insurance carriers elected to contract their personal property insurance business in our region, thereby reducing competition in many of our target markets, particularly in rural markets. Furthermore, poor underwriting results, low interest rates and weak investment returns over the past several years caused many carriers to become more risk averse in their underwriting strategy. These factors resulted in higher premium rates, more selectivity in risks insured and a reduction in coverages offered. As a result, the Texas insurance market experienced increased premium rates and policy terms and conditions became more stringent for personal property insurance and other business lines. In 2003, in response to this rapid increase in the cost of personal property insurance following the mold crisis, the Texas Department of Insurance (“TDI”) issued an order requiring insurance company groups in Texas to lower their homeowners rates by an industry average of 12.5%. In connection therewith, TDI ordered a 20% rate reduction for our homeowners business. The impact of that rate action was fully absorbed in 2003 and 2004.

The property insurance market was significantly impacted by major hurricanes in 2005 and 2004. Hurricanes Katrina and Rita significantly impacted our operating area in 2005. The Florida hurricanes in 2005 and 2004 indirectly impacted our operations by causing an overall surge in demand for claims products and services and increasing reinsurance rates for catastrophe and other coverages. The insurance industry recorded the highest level of hurricane losses ever in 2005, breaking the previous record set in 2004. To date, insurers and reinsurers have been able to absorb these losses by charging higher rates and raising additional capital. (Also see comments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the specific impact of the 2005 hurricanes on our operations.)

Financial Summary by Segment

Our business is conducted through four segments organized primarily by distribution channel: Independent Agents—Personal Lines, Independent Agents—Commercial Lines, Program Management, and Insurance Services and Corporate. The following table sets forth our gross written premiums and net written premiums by segment for the three years ended December 31, 2005. Information for the years ended December 31, 2005 and 2004 and the period August 29, 2003 to December 31, 2003 is presented on a consolidated basis using purchase GAAP accounting following the change in ownership on August 29, 2003. Information for the period January 1, 2003 to August 28, 2003 is on a combined historical GAAP basis (Predecessor Basis) and represents the Subject Companies results of operations for the period shown (see additional comments about Comparability of Financial Statement Information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Financial Summary by Segment

	Gross Written Premium
					(Predecessor Basis)
(Dollars in thousands)	Year ended December 31,		Total	Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
	2005	2004	2003
Independent Agents—Personal Lines	$140,929	$132,873	$155,369	$47,070	$108,299
Independent Agents—Commercial Lines	82,847	70,478	71,619	22,120	49,499
Program Management	133,470	146,457	160,753	38,519	122,234
Insurance Services and Corporate	140,789	115,983	84,611	28,279	56,332

Total	$498,035	$465,791	$472,352	$135,988	$336,364

	Net Insurance Premium Earned
Independent Agents—Personal Lines	$125,737	$124,484	$139,203	$44,155	$95,048
Independent Agents—Commercial Lines	66,717	51,666	63,114	19,327	43,787
Program Management	45,694	45,115	53,398	13,122	40,276
Insurance Services and Corporate	0	0	0	0	0

Total	$238,148	$221,265	$255,715	$76,604	$179,111

	Net Income (Loss) From Continuing Operations
Independent Agents—Personal Lines	$12,300	$12,128	$ n/a	$5,682	$(6,790)
Independent Agents—Commercial Lines	1,673	(1,870)	n/a	1,345	(4,341)
Program Management	4,503	7,393	n/a	1,596	2,581
Insurance Services and Corporate	4,191	4,225	n/a	98	2,437

Total	$22,667	$21,876	$ n/a	$8,721	$(6,113)

	Net Combined Ratios
Independent Agents—Personal Lines	89.5%	89.2%	n/a	84.7%	114.2%
Independent Agents—Commercial Lines	102.2	111.6	n/a	93.8	117.2
Program Management	95.0	83.0	n/a	92.7	101.8
Insurance Services and Corporate	n/a	n/a	n/a	n/a	n/a

Total	93.7%	92.3%	n/a	89.8%	112.2%

	Allocated Assets
	As of December 31,
	2005	2004	2003
Independent Agents—Personal Lines	$258,282	$214,454	$213,554
Independent Agents—Commercial Lines	167,562	139,189	130,292
Program Management	205,685	184,181	178,934
Insurance Services and Corporate	220,180	193,793	174,035

Total	$851,709	$731,617	$696,815

Independent Agents—Personal Lines

We underwrite personal lines of insurance distributed through our network of independent agencies. We tailor our products to meet the needs of policyholders primarily located within Texas, Oklahoma, Louisiana and New Mexico, with an additional focus on underserved geographic and demographic markets. Our personal lines products currently include homeowners and dwelling fire, low-value dwelling, standard auto, nonstandard auto and personal umbrella coverages. Additionally, personal lines products distributed through our two affiliated MGAs are included in this segment. This includes EGA (primarily homeowners and dwelling fire) and RHP (low-value dwelling.) Our independent agents are authorized to bind us to personal lines policies that meet specified underwriting guidelines. Agents must submit for our approval prior to binding any personal lines policies that do not meet these guidelines. Our regional expertise enables us to underwrite risks in markets where there is an opportunity for underwriting profits not available in many mainstream markets.

Personal property. Our principal personal property products include homeowners and dwelling fire policies and low value dwelling policies. Our homeowners insurance is a multiple-peril policy providing property and liability coverages for single family owner-occupied residences. Our homeowners insurance covers the home along with household possessions, garages and other buildings located on the property. The homes we insure are located predominantly in Texas, Oklahoma, Louisiana and New Mexico. Our dwelling fire policies cover owner-occupied or tenant-occupied single family residences or rental properties against damages from causes such as fire or lightning, windstorm or hail, weight of ice, snow or sleet, collapse, accidental discharge or overflow of water or steam from a plumbing system, freezing and sudden and accidental damage from artificially generated electric current. Our low-value dwelling policies provide homeowners coverage on a more limited policy form, currently only in Texas, and generally have a maximum dwelling value of $150,000.

Standard personal auto. Our standard personal auto policies insure automobile owners against bodily injury and physical damage to the vehicle. Our maximum coverage is limited to $500,000 per occurrence, although our average policy aggregate coverage is less than $100,000. Our standard personal auto insurance line is primarily marketed to policyholders who purchase other coverage, primarily personal property, from us.

Nonstandard personal auto. Our nonstandard personal auto policies insure against bodily injury and physical damage for automobile owners whose personal record makes it difficult or impossible to obtain insurance at standard or preferred rates, yet are acceptable risks at a higher premium. Our maximum coverage is limited to $500,000 per occurrence; however, most nonstandard risks are $50,000 or less.

Personal umbrella. Our personal umbrella insurance provides additional liability coverage to policyholders beyond the limits of their auto or homeowners policies. We generally limit our personal umbrella coverage to $3.0 million per policy per occurrence and cede substantially all umbrella risks to our reinsurers.

The following table sets forth the gross written premiums by line of business within the Independent Agents—Personal Lines segment:

% Gross Written Premium for Independent Agents—Personal Lines Segment

	2005	2004	2003
Personal property	53.1%	50.4%	50.6%
Low-value dwelling	5.7	0.0	0.0
Standard auto	24.7	28.2	25.9
Nonstandard auto	16.2	21.0	23.2
Other	0.3	0.4	0.3

Total	100.0%	100.0%	100.0%

Independent Agents—Commercial Lines

We underwrite commercial lines of insurance through our network of independent agencies primarily in Texas, Louisiana and Oklahoma. For our commercial lines products, we focus on specific classes of business in service industries that we believe are generally underserved by the insurance industry, such as garages, family-owned restaurants, light manufacturing and distribution and lower-hazard artisan contractors. Our commercial lines products currently include commercial package, auto, workers’ compensation, property, general liability, farm and ranch and commercial umbrella coverages. The average premium on our commercial policies is less than $10,000.

Commercial package. Our commercial package insurance is a combination of our commercial property and liability policies. Our new Re-Pak package policy for customers in smaller markets is due for release in the second quarter of 2006 and will feature an internet based rating and binding capability.

Property. The properties we insure are limited to a maximum property value of $20.0 million per location in most cases. Our commercial property insurance is not available for properties that are habitational risks, such as apartments, hotels and motels.

General liability. Our commercial casualty insurance provides third-party liability coverage for business losses, including bodily injury and property damage, medical payments, fire damage liability and personal injury. Our casualty coverage generally applies to premises, operations, and completed operations under a stand-alone policy or as part of a commercial package that includes property protection. Our policy limit is $1.0 million per occurrence. We do not offer commercial liability insurance to several types of contractors exposed to long-tail insurance risks, such as street and road contractors or roofers.

Umbrella. Our commercial umbrella insurance provides additional casualty coverage for business enterprises beyond the limits of their commercial property and casualty policies. We limit our commercial umbrella policies to $5.0 million per business enterprise in most situations and cede 100% of umbrella risks to our reinsurers.

Auto. The commercial auto policies include liability and physical damage coverages and can be expanded to include coverage for medical payments, rental car and non-owned auto liability and uninsured and underinsured motorist liability. The limit on our commercial auto liability policies is $1.0 million per occurrence.

Workers’ compensation. Our workers’ compensation insurance provides employers coverage in order to meet statutory workers’ compensation benefits while providing coverage and service for workers who are injured on the job.

Farm and ranch. Our farm and ranch insurance policies are designed to insure the special needs of farm and ranch owners. The policies are broad and flexible and allow combined coverage for dwellings, farm structures, equipment and liability. We recently strengthened our specialty resources devoted to, and increased the underwriting capital available to write, farm and ranch policies. The farm and ranch products are marketed in several additional states including Arkansas, Kansas, Missouri, Montana, Nebraska and Oklahoma. We are currently the seventh largest writer of farm and ranch business in Texas and have recently become the primary referral company for farm and ranch business for the IIAT. Our internet based application and quoting system, FarmLink, is scheduled for release at the end of the first quarter of 2006.

The following table sets forth the gross written premiums by line of business within the Independent Agents—Commercial Lines segment. For reporting purposes, we separate the property and liability elements of commercial package policies into the groups shown below:

% Gross Written Premium for Independent Agents—Commercial Lines Segment

	2005	2004	2003
Commercial property	22.4%	25.9%	29.2%
Commercial auto	22.1	22.3	23.7
Commercial liability	29.1	28.9	30.8
Workers’ compensation	15.7	17.7	16.3
Farm and ranch	10.7	5.2	0.0

Total	100.0%	100.0%	100.0%

Program Management

In the Program Management segment, we distribute personal and commercial insurance policies through contractual programs established with unaffiliated MGAs. We use the term “program” to describe an agreement with an MGA to provide a customized insurance product to a distinct customer segment that generally does not meet the risk profile of standard insurers. We require MGAs to underwrite our insurance policies according to our underwriting guidelines within each designated program. Within their designated programs, our MGAs provide policyholders all of the services provided by a typical insurance company, including underwriting, loss reserving, billing and claims administration in targeted niche markets. MGAs are prohibited by statute from issuing their own policies. We receive monthly reports from the MGAs and conduct, at a minimum, semi-annual audits of each program to assess their compliance with our underwriting guidelines and the limits provided in our agency agreements.

We write the policies produced through these MGAs, retain all or a portion of the business and generally cede any remaining premium to highly-rated reinsurers. We generally receive a fronting fee ($2.3 million, net of expenses, in 2005) in addition to sharing in the underwriting results of each program. We require various contractual, operational, financial and other oversight controls on the business of each MGA to protect its surplus and reputation. These relationships are based on years of experience with the MGA principals and an understanding of the products, markets and distribution of the programs. Through these unaffiliated MGA programs, we currently underwrite nonstandard personal auto, commercial auto, light commercial casualty, property, prize indemnification, lender’s collateral protection and employers’ nonsubscriber policies. We write these programs through both our admitted and non-admitted insurance subsidiaries and affiliates and in other states outside the four state operating area of our agency-based operations.

Commercial auto. The commercial auto policies written through our MGA programs include liability and physical damage coverages and, like those distributed through our network of independent agents, can be expanded to include coverage for medical payments, rental car and non-owned auto liability and uninsured and underinsured motorist liability. The limit on our commercial auto liability policies is $1.0 million per occurrence.

Light commercial casualty. Our light commercial casualty program provides commercial casualty insurance of the type distributed through our network of independent agents tailored to meet the casualty insurance needs of generally small, light manufacturing businesses. Our policy limit under this program is $1.0 million per occurrence.

Prize indemnification. Our prize indemnification insurance provides coverage against financial loss by reason of payment of any sum or item awarded to a participant in any lawful contest or sports related event. Our MGAs underwrite prize indemnification insurance on our behalf where we are satisfied that available loss history and other information will allow us to adequately price the insurance product. Common examples of prize indemnification insurance include coverage for a hole-in-one in an amateur golf tournament, catching a tagged fish in a fishing derby or kicking field goals for prizes at spectator sporting events.

Lender’s collateral protection. Our collateral protection policies are policies of the type often required by lenders primarily to insure automobiles or other personal property collateralizing a loan.

Employers’ nonsubscriber insurance. In February 2005, we began offering employers’ nonsubscriber insurance, or coverage for Texas businesses that have chosen to opt out of the state’s workers’ compensation system. The program offers coverage for injuries resulting from accidents, occupational disease or cumulative trauma and limited employer’s liability.

While we are the issuer of these policies, in many programs we obtain reinsurance for some portion of the insured risk with reinsurers that we approve. With our largest MGA, for example, we retained 40% of the insured risk under the policies issued in 2005 in that program and ceded the balance of the risk to highly rated reinsurers. From 2002 through 2003, we retained 10% of the insured risk under policies produced by that MGA and increased our retention to 20% in 2004. For 2006, our retention will increase to 50%. For 2005, this program generated $116.7 million of gross written premiums, or 23.4% of our total gross written premiums. This program also accounted for $31.4 million of net insurance premiums earned, which is 13.2% of our total net insurance premiums earned in 2005.

We generally tie MGA compensation to the profitability of their books of business. With limited exceptions, our MGAs are subject to a sliding scale commission which varies with actual loss experience. Additionally, any contingent commission arrangement which allows for a “hold back” provides for a variable commission based on the ultimate profitability of the policies they produce. If an MGA has written an unprofitable line of business, it is obligated to refund a portion of its commission based on the extent to which the policies it wrote underperformed. Ultimately, we share in the underwriting results with the MGA according to the retention specified in each respective contract.

Our MGA agreements are generally continuous for a term of one year with automatic annual renewals, dependent upon reinsurance support, unless either party chooses to end the relationship at the end of its then-current term or provides us with a 90 – 180 day notice of termination. Our largest MGA agreement has a three-year commitment. Our contracts with MGAs allow us to terminate MGA programs that fail to meet certain profitability and operational guidelines. For example, we terminated three MGA programs in 2004 and 2003 that no longer met our financial or underwriting requirements (one writing nonstandard auto policies in Texas, one writing commercial auto in Texas and the other writing a mix of commercial general liability and commercial auto policies in Louisiana). In 2004, $18.8 million of gross written premiums and $16.8 million of net insurance premiums earned related to terminated programs.

Insurance Services and Corporate

In the Insurance Services segment, we provide fronting services through SCM and our other insurance subsidiaries and controlled affiliates to several national and regional insurance carriers that wish to utilize our charters and licenses to access insurance markets in Texas and other states. These companies establish programs whereby the Company underwrites risks that are entirely ceded back to the carriers in exchange for a fronting fee. Our principal fronting programs are for personal and commercial auto policies. Except for certain fully-collateralized arrangements, we limit the carriers for whom we provide fronting services to those with A.M. Best ratings of “A- (Excellent)” or better. On a net basis, after reinsurance, we do not retain any net liabilities for losses or loss adjustment expenses that might arise as a result of claims made under these policies. In 2005, we wrote insurance policies with $140.8 million in gross written premiums as part of our fronting business, which generated $2.1 million, net of expenses, in fronting fees to us.

Insurance Services segment includes interest expense on our trust preferred securities and senior debt as well as other unallocated general business income and expense, corporate eliminations and the equity in our share of the earnings of Atlas, our 30% owned unconsolidated foreign insurance company. As noted earlier, our investment in Atlas originated in 1994 for the purpose of enhancing Winterthur’s international operations. While we have the contractual right to appoint four members of Atlas’ 15 member board and have approval rights over several types of extraordinary corporate matters, including the annual budget, we do not jointly participate with Atlas in cross border-type transactions and do not foresee such opportunities in the near future.

Strategy

Our current strategy is comprised of the following elements:

Deploy capital in short-tail lines of business

Our risk-adjusted return approach to capital allocation focuses on products that can be adequately priced and accurately reserved, thus reducing volatility. We primarily target property and short-tail lines and classes of casualty insurance rather than long-tail lines of insurance, such as product liability. We believe our focus on short-tail risks enables us to price our insurance products and estimate our liabilities for potential claims more accurately, which we believe, in turn, reduces the volatility of our financial results compared to long-tail underwriters. Based on recent history, we have paid 96% of losses on our policies within four years from policy inception.

Focus on underserved markets

We provide agents and program managers access to products and markets that larger carriers are unwilling to develop or fail to recognize. We work closely with our agents to identify underserved markets in our four target states and then develop profitable personal and commercial insurance products and services that will meet their needs. For example, we recently identified demand for low value (under $150,000) dwelling coverage that we believe will produce attractive margins. Our analysis revealed that low value dwelling owners exhibited demand for more restrictive property coverage rather than for more expensive standard homeowners coverage. We have recruited experienced underwriters and managers to develop and market this type of coverage and we believe they will enable us to profitably target this market.

Our entry into the farm and ranch insurance business is another example of targeted marketing. We acquired a book of business in this market at year-end 2004 and envision this business providing long-term growth opportunities. In 2005 we also entered into an agreement with the IIAT as the primary market for the IIAT farm and ranch program.

We believe that offering a broad array of products improves our ability to capture additional business from our existing policyholders as many of our customers prefer to work with a single insurance company for their multiple insurance needs. For example, we have found strong interest among our personal lines policyholders for identity recovery coverage.

We believe certain rural and middle-market geographic areas are underserved markets and continue to focus resources on developing opportunities in these areas. We intend to actively search for acquisitions of companies or books of business that are consistent with our strategy.

Price to provide adequate profits over the market cycle

Our return-on-equity focus guides pricing and underwriting decisions throughout the changing market conditions of our industry. We price our business to generate underwriting profits by applying a high level of selectivity in the risks that we underwrite and by using a risk-adjusted return approach to capital allocation. This approach allows us to evaluate capital allocation alternatives on a risk adjusted playing field. We allocate our capital and other resources across our product lines in response to changing market conditions, which we believe we identify faster than our competitors due to our strong knowledge of our target markets, the continuous focus of our management and underwriting teams on these issues and our ability to analyze return on capital by business segment. We intend to expand our product offerings in market segments that lack insurance capacity and where we believe we can generate attractive underwriting profits. Conversely, we will strategically reduce our product offerings in market segments where competitive conditions prevent us from achieving our desired level of underwriting profits. Given our opportunistic capital allocation strategy, we expect some of our target market segments to vary from year to year. An example of this is our decision to de-emphasize competition with large direct writers and mass marketers for nonstandard personal auto business. Our preference is to pursue those customers who buy their insurance from independent agents and prefer a higher level of service as opposed to the absolute lowest premium. Consequently, due to the heavy competition from direct writers, mass marketers and internet companies, our volume of auto business, both standard and nonstandard has declined.

Concentrate in areas of proven expertise

Years of underwriting experience and insurance operations in our markets allow us to identify profitable opportunities. Our goal is to take advantage of this knowledge and experience and focus on products, territories and distribution sources that we understand rather than pursue elusive profits in unfamiliar markets or lines of business. We capitalize on our underwriting experience and market knowledge in developing new independent agent and MGA relationships to profitably grow our book of business in our desired markets. Since the 2003 Acquisition, we have instituted more rigorous audit review criteria to analyze the performance of our existing independent agent base. At the same time, we have placed a strong emphasis on appointing additional agents that meet our new standards. In considering new independent agents for appointment, we evaluate their business profile, experience, loss history, reputation and location.

Competitive Strengths

We believe that we are well-positioned to compete profitably and grow in our region because of our core competitive strengths.

“The Regional Company of Choice” in the Southwest

We have been underwriting insurance policies in Texas for over a century and for over 40 years in Louisiana, Oklahoma and New Mexico. During this time, The Republic Group has become a trusted brand within our region. We believe that our customers and agents view us as a strong partner because of our longstanding commitment to the Southwestern market. Our broad and deep knowledge of this market enables us to be highly responsive to the preferences and needs of our agents and policyholders. We believe these factors provide us with distinct competitive advantages over our national competitors, whose commitment to our region has fluctuated as market conditions have changed over time.

Segmented underwriting approach based on superior regional market knowledge

While many national insurers view a state as a single geographic region, we have utilized our broad and deep regional knowledge to develop an underwriting model that segments our four target states into ten specific regions. We also utilize a number of additional factors to further segment our market, including economic demographics, pricing tiers, premium size, loss history and weather patterns. This approach assists us in identifying profitable opportunities that may go unnoticed by our competitors, which has led to significantly improved underwriting results. For example, through intensive analysis of our agency experience, we have been able to identify a specific segment of the population with consistently more profitable loss results in personal auto and homeowners lines. These policyholders, particularly in “mature” markets, have unique demographics, are generally more conservative drivers and spend more time in their homes, resulting in fewer automobile accidents and fewer homeowners claims.

Expertise in and ability to identify underserved markets

We work in consultation with our independent agents and MGAs to identify customer needs and then create product solutions to meet those needs rather than expecting agents to find a market for generic products. We offer tailored products within our areas of expertise to meet market demand while developing underwriting and pricing guidelines that enable us to earn underwriting profits. Examples of underserved markets for which we have identified and developed products include farm and ranch, low-value dwellings, pool contractors, family restaurants, garages and electrical and artisan contractors.

Strong and long-standing relationships with multi-channel distribution network

We utilize a broad network of more than 450 independent agents for our standard agency products. In addition, we appoint additional agents to represent us in specialty or niche markets, such as our appointment of approximately 185 agents in 2005 to begin marketing our new low-value dwelling program. Additionally, our new farm and ranch program, which we started in 2005, is being marketed through an established unaffiliated MGA with a large agency base in nine states, and through approximately 165 agents affiliated with the IIAT farm and ranch program, and directly through approximately 120 new agents. We also have in excess of 300 agents that place nonstandard auto business with our Company. We believe we have excellent relationships with the majority of our agents and the mutual loyalty enables us to provide a higher level and quality of service to agents, MGAs and policyholders. See additional comments under “Distribution” below.

Proven leadership and highly experienced management and underwriting team

Our management team, led by our President and Chief Executive Officer, Parker W. Rush, has an average of over 25 years of property and casualty insurance experience, predominately focused in the Southern U.S. We believe our management team is a successful blend of incumbents and experienced hires Mr. Rush recruited from other insurance companies. Our commercial lines underwriters have an average of more than 25 years of experience in commercial lines underwriting in our region. Our personal lines underwriters have an average of 22 years of experience in personal lines underwriting in our region. The members of our underwriting team who manage our program business produced by MGAs have an average of more than 15 years of experience. We also employ six actuaries, four of whom are designated as Fellows of the Casualty Actuarial Society with an average of more than 15 years of actuarial experience in personal and commercial lines insurance, including program management.

We believe that our management team is highly regarded among the independent agents and MGAs in our region due to our proven understanding of their needs and of the particular demands of marketing insurance products primarily in rural and small to medium-size metropolitan markets. We believe that our underwriters possess superior experience, expertise and regional knowledge relative to their peers, which is a key part of our success.

Distribution

We distribute our standard insurance products through a broad network of independent agents and a select number of MGAs. We have a preference for doing business with agents that desire a long-term relationship that will result in mutual profitability and value for all parties. “Relationship” agents are more oriented to the long-term and desire a meaningful relationship with their customers and the insurers they represent. These agencies tend to be in the smaller markets and rural areas and generally produce an average loss ratio that is lower than agents more focused on short-term marketing opportunities. In both our Personal and Commercial Lines segments, we prefer relationship underwriting with quality agents capable of submitting profitable business.

Approximately 50% of the gross written premiums for standard insurance business produced by our independent agents in 2005 were generated by agents who have been producing business for us for over a decade. The percentage of our business coming from new agents (14% in 2005 compared to 6% in 2004) reflects the new agency appointments and subsequent increase in the flow of business from new producers since the 2003 Acquisition.

The production among our independent agents in 2005 and 2004 for our standard agency business based on gross written premiums by tenure with us was as follows (these charts do not include agents that market specialty or niche programs such as our low-value dwelling program, nonstandard auto or farm and ranch):

We also generate insurance program business through five unaffiliated MGAs, the largest of which has represented us for approximately 20 years. We believe agents and MGAs want to work with us because we provide multiple coverages, user-friendly systems, a high level of responsiveness and stability in their local markets. We believe our regional approach, history of commitment to our four target states, broad array of product offerings and high level of customer service will enable us to capture a growing share of the most attractive insurance business of our distributors. Members of our management, marketing and underwriting teams regularly meet in person with our agents and MGAs to maintain an open dialogue about their specific markets and how we can better meet customer needs.

Geographic Distribution

The following table sets forth the percentage of our total gross written premiums for all segments by state for the periods shown:

	Gross Written Premium By State
				(Predecessor Basis)
	Year ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
	2005	2004
Texas	88.1%	87.1%	87.3%	88.4%
Louisiana	5.7	6.9	6.5	6.0
Oklahoma	3.8	3.8	4.1	3.5
New Mexico	0.8	0.8	1.0	0.7
All other states	1.6	1.4	1.1	1.4

Total	100.0%	100.0%	100.0%	100.0%

Through our Program Management and Insurance Services segments, we underwrite insurance coverages primarily in Texas and also in other states outside the Southwest region. For our independent agents segments, we have utilized our regional knowledge to segment our four target states into ten specific regions classified according to a number of factors that include economic demographics, pricing tiers, premium size, loss history and weather patterns for independent agent-generated business. We believe this approach enables us to identify profitable opportunities that may go unnoticed by our competitors and also helps us better manage our catastrophe exposure. In our Personal Lines segment, we have purposefully reduced our writings in much of the hail-prone areas of the Texas Panhandle and continue to be selective in the coastal exposures we write. The Commercial Lines segment continues to target business in less catastrophe-prone areas such as east and central Texas as well as expanding the farm and ranch program in Texas and other states. The following table sets forth the geographic distribution of our gross written premiums for our Personal Lines and Commercial Lines segments for 2005 and 2004 (we did not follow this geographic arrangement in 2003 and earlier years):

	Gross Written Premium		Percent of Total
	(Dollars in thousands)
	2005	2004	2005	2004
Texas—North	$63,398	$53,525	28.4%	26.3%
Texas—South	44,275	45,167	19.8	22.2
Texas—Central	27,794	22,893	12.4	11.3
Texas—West	15,490	16,428	6.9	8.1
Texas—Panhandle	10,118	12,654	4.5	6.2
Texas—East	12,085	12,290	5.4	6.0

Texas—Total	$173,160	$162,957	77.4%	80.1%

Louisiana—South	$15,357	$12,581	6.9%	6.2%
Louisiana—North	4,585	2,880	2.0	1.4

Louisiana—Total	$19,942	$15,461	8.9%	7.6%

Oklahoma	$17,105	$16,985	7.6%	8.4%
New Mexico	3,733	3,600	1.7	1.8
Farm and ranch (1)	8,291	3,624	3.7	1.8
Other states	1,545	724	0.7	0.3

Total	$223,776	$203,351	100.0%	100.0%

(1)	We assumed a book of farm and ranch business on December 31, 2004. This book is primarily located in the Southwest. Because this business was acquired on the last day of our fiscal year, it did not contribute any net insurance premium earned in 2004.

Business Concentration

Our largest MGA, Texas General Agency (“TGA”), accounted for $116.7 million of gross written premiums and $31.4 million of net insurance premiums earned in 2005. This represents 23.4% and 13.2% of our total gross written and net insurance premiums earned, respectively, and is reported in our Program Management segment. We retained 40% of the underwriting risk on business produced by TGA in 2005 and will increase our retention to 50% for 2006. In 2004, our underwriting retention in the TGA business was 20% and generated $113.5 million of gross written premiums and $15.9 million of net insurance premiums earned. This represents 24.4% and 7.2% of our total gross written and net insurance premiums earned, respectively. TGA recently changed ownership and we currently have a three year agreement whereby we will retain between 40% and 50% in 2007 and a minimum of 30% in 2008. We will continue to receive fronting fees in addition to our participation in the underwriting results.

In our Insurance Services segment, one program generated gross written premiums of $62.5 million in 2005, or 12.6% of our total gross written premiums. This program is a pure fronting arrangement with no underwriting retention; therefore, there was no net insurance premium earned in 2005 for this program.

For the years ended December 31, 2005 and 2004, none of our independent agents produced more than 1.5% of our total gross written premiums and our top ten independent agents produced only 6.5% of our gross written premiums.

Product Development and Marketing

Our product development and marketing strategy is to consult with our independent agents and MGAs who are most familiar with customer needs in our target markets. We regularly send members of our management, marketing and underwriting teams to meet in person with our independent agents to maintain an open dialogue to address issues concerning their specific markets and how we can better meet customer needs. We then consider expanding our product line offering within our areas of expertise to meet those market needs, develop underwriting and pricing guidelines that enable us to make an underwriting profit and then distribute these products through our network of independent agents and MGAs. By selling products for which demand already exists, we believe we can be more successful at consistently generating attractive underwriting returns. We believe this approach has also earned us a reputation for being responsive to the needs of our agents and customers.

Our independent agents appreciate our approach to product development and marketing, which enables us to underwrite many risks that are not adequately addressed by many of our competitors. Without our willingness to underwrite these risks, we believe that many of our independent agents, particularly in rural markets, would be forced to place customers with general agents that aggregate these policyholders on behalf of larger carriers who will not underwrite books of business below a specified minimum premium commitment. These general agents take a portion of the commission that would otherwise have been earned by independent agents had the policy been placed directly with a carrier. As a result, our independent agents are able to earn full commissions by placing customers with us, while providing customers with insurance coverage from a highly-rated insurance group.

In recent years, we have increased our focus on risks located in rural and small to medium-size metropolitan markets with populations of less than 100,000 residents in Texas, Louisiana, Oklahoma and New Mexico, which may require special underwriting expertise that many of our national competitors have elected not to develop. This size of market also is consistent with our entry into the farm and ranch insurance business. Along with the farm and ranch initiative, we started our low-value dwelling program in 2005. This program currently has grown primarily in the larger metropolitan areas. The growth in the low-value dwelling program combined with most of our commercial lines growth occurring in the larger metropolitan areas resulted in an increase in the percentage of independent agent premium produced in larger markets. However, more than 50% of our independent agent premiums continue to come from smaller markets and we still see opportunities for growth and profit in the rural and small to medium sized markets.

Our gross written premiums by size of community produced by our independent agents for the years ended December 31, 2005 and 2004 were as follows:

	Gross Written Premiums from Independent Agents
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Size of Community	2005	2005	2004	2004
Under 25,000	$82,015	36.7%	$81,991	40.3%
25,001 - 100,000	31,370	14.0	32,127	15.8
Over 100,000	110,391	49.3	89,233	43.9

Total	$223,776	100.0%	$203,351	100.0%

Underwriting

We apply our regional expertise, underwriting discipline and a risk-adjusted, return-on-equity based approach to capital allocation to offer primarily short-tail insurance products in our target markets. Our underwriting process involves securing an adequate level of underwriting information from our independent agents, identifying and evaluating risk exposures and then pricing the risks we choose to accept.

While most national insurers view a state as a single geographic region, we have utilized our superior regional knowledge to develop an underwriting model that segments our four target states into ten specific regions. We utilize a number of factors to segment our markets, including economic demographics, pricing tiers, premium size, loss history and weather patterns. This approach assists us in identifying profitable opportunities that may go unnoticed by our competitors.

We employ a disciplined underwriting approach that incorporates the continuously refined segmentation of our target markets to permit us to tailor our policies to individual risks and adopt pricing structures that will be supported in the applicable market. We utilize underwriting principles and processes that reflect the knowledge and experience we have acquired during our 102-year history of underwriting risks in Texas. We also draw on the input and expertise of our skilled underwriters, management and actuaries to underwrite our personal and commercial policies. We believe that this comprehensive process capitalizes on our knowledge and expertise and results in better underwriting decisions.

To manage our net loss ratio better, we seek diversification in our products and an appropriate business mix for any given year, expanding into profitable lines of business and exiting or de-emphasizing unprofitable lines. At the beginning of each year, we establish the target net loss ratios for each line of business. We then monitor the actual net loss ratio on a monthly basis. If any line of business fails to meet its target net loss ratio, we seek input from our underwriting, actuarial and claims departments to develop a corrective action plan. Depending on the particular circumstances, that plan may involve tightening underwriting guidelines, product modifications, non-renewing unprofitable segments or entire lines of business, or increasing rates.

We establish underwriting guidelines for all of our products to ensure a uniform approach to risk selection, pricing and risk evaluation among our underwriters. Our underwriting guidelines and the prices for our products are established through the interaction of our underwriters, claims and internal actuarial staff. As mentioned earlier, we employ six actuaries, four of whom have been designated as Fellows of the Casualty Actuarial Society with an average of more than 15 years of actuarial experience in personal and commercial lines insurance, including MGA program management.

We utilize RepubLink, our automated underwriting system, to underwrite personal lines policies that fit within our detailed underwriting guidelines. We also perform periodic physical inspections of the location and exterior of policyholder premises, particularly for higher value homes, to validate the information provided by our agents to make a final evaluation of the risk. If an inspection or follow-up review of the underwriting file reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is generally cancelled within 60 days from its effective date. If the follow-up reviews reveal that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. Our underwriting efforts also include using online data sources to further evaluate the property value, claim experience, financial history and aggregate catastrophe exposures of our writings. In addition, we specifically tailor coverages to match the policyholder’s exposure and premium requirements. We complete quarterly internal file reviews to confirm that our underwriting standards and pricing programs are being followed.

In commercial lines, we manually underwrite all of our policies, which we believe distinguishes us from our competition and allows us to make the most efficient use of our underwriting resources.

Our unaffiliated MGAs bind and underwrite insurance on our behalf within designated programs and in conformity with our underwriting guidelines. For example, TGA may write insurance coverages for us exclusively on a direct basis within agreed upon policy limits but may not bind or commit us to participation in ceded reinsurance programs. We receive monthly reports on, and conduct, at a minimum, semi-annual audits of, our MGAs to assess their compliance with our underwriting guidelines and the limits provided in our agency agreements.

Our corporate underwriting department manages and analyzes the profitability of our entire book of business, supports line underwriting with technical assistance, develops underwriting guidelines, develops new products and monitors underwriting quality control. Our actuarial department monitors rate adequacy on all of our products and analyzes loss data on a quarterly basis. Our underwriting operations department develops workflows, conducts operational audits and provides technical assistance to our underwriting teams. Our loss control unit conducts loss control inspections on nearly all new commercial lines business written, utilizing in-house loss control representatives and outside vendors. Our marketing department works with our underwriting teams to manage relationships with our agents.

Reinsurance

We purchase reinsurance to reduce our exposure to liability on individual risks and claims and to protect against catastrophe losses. Reinsurance involves an insurance company transferring, or ceding, a portion of its risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. The ceding of risk to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement, so the primary insurer is exposed to the risk of non-payment by its reinsurers.

Our financial stability is substantially protected from catastrophic events through several excess of loss reinsurance treaties that combine to provide a mix of coverage against various types and combinations of catastrophe losses. As noted in Item 1A. Risk Factors, we are exposed to catastrophic losses that could exceed our limits of reinsurance and negatively impact our financial position and results of operations. However, as described below, we purchase reinsurance for a modeled exposure for a once-in 500 year event. In 2005, our reinsurance program effectively reduced our combined pre-tax retention of net losses related to Hurricanes Katrina and Rita to approximately $5.0 million. The hurricanes in Louisiana, Texas and Florida over the past two years highlighted the vulnerability of many insurers to catastrophe losses without adequate reinsurance.

In formulating our reinsurance programs, we are selective in our choice of reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we evaluate the acceptability and monitor the financial condition of each reinsurer continuously throughout the year. Except for certain fully-collateralized fronting arrangements, we only enter into reinsurance agreements with reinsurers that have an A.M. Best financial strength rating of “A- (Excellent)” (fourth highest of 15 categories) or better. If a reinsurer rating subsequently drops below “A- (Excellent),” we replace the reinsurer or require the ceded balances to be collateralized with letters of credit or trust funds. As of December 31, 2005, 95% of our paid loss recoverables were from reinsurers rated “A- (Excellent)” or better by A.M. Best. To further minimize our exposure to reinsurer insolvency, we spread reinsurance treaties among many reinsurers. We review retention levels each year to maintain a balance between the growth in surplus and the cost of reinsurance. Our losses from unrecoverable reinsurance in 2005 and 2004 were nominal.

We organize, evaluate and monitor our reinsurance programs on the basis of our distribution networks. We purchase catastrophe and excess per risk reinsurance to reduce our exposure to the risks underwritten through our network of independent agents. For products written through our Program Management segment, we enter into reinsurance agreements with reinsurers to whom we cede a portion of the risk. In our fronting business, we enter into reinsurance agreements with the carriers for whom we provide fronting services whereby we cede the entire risk under the underlying policy to these carriers.

Our ten largest net receivable balances from reinsurers as of and for the year ended December 31, 2005 were as follows:

	A.M. Best Financial Strength Rating	Ceded Premiums	Balances Due from Reinsurance Companies	Prepaid Reinsurance Premiums	Net Receivable Balance (1)
		(Dollars in millions)
Folksamerica Reinsurance Co. (4)	A (Excellent)	$47.2	$44.0	$20.1	$73.8
Northland Insurance Co.	A (Excellent)	39.5	38.6	18.3	54.7
Hartford Fire Insurance Co.	A+ (Superior)	62.5	22.9	31.1	48.2
Endurance Reinsurance Corp. of America (4)	A-(Excellent)	18.1	15.0	7.7	27.3
Various Lloyds syndicates	(2)	8.0	16.5	0.0	16.5
QBE Reinsurance Corp. (4)	A (Excellent)	9.3	10.0	4.0	15.7
Omni Insurance Co.	A- (Excellent)	13.1	9.2	4.2	12.6
Odyssey America Reinsurance Corp.	A (Excellent)	0.8	8.0	0.0	8.2
Winterthur Swiss Insurance Co. (3)	A- (Excellent)	0.0	7.4	0.0	7.4
Harco National Insurance Co.	A- (Excellent)	3.5	5.6	1.1	6.7

Total		$202.0	$177.2	$86.5	$271.1

(1)	The net receivable balance includes balances due from reinsurance companies, contingent commissions, prepaid reinsurance premiums and ceded contingent commissions, less balances due to reinsurance companies.
(2)	The Lloyds market carries an A.M. Best Rating of “A” (Excellent).
(3)	Winterthur has provided a letter of credit to collateralize its reinsurance obligation because it is not an admitted U.S. insurance company.
(4)	These reinsurers currently assume the portion of business produced by our largest MGA not retained by us. As noted earlier and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our largest MGA recently changed ownership and an affiliate of the new owner (Hallmark Financial Services, Inc.) will assume the portion of our largest MGA’s business not retained by us, starting in 2006.

Reinsurance of policies produced by our independent agents and affiliated MGAs

We purchase catastrophe coverage and excess of loss coverage that generally addresses frequency and severity of losses on the policies written through our network of independent agents. Our Personal Lines and Commercial Lines segments generated gross written premiums totaling $223.8 million in 2005. In these two segments, we paid approximately $24.5 million in reinsurance premiums.

Our keystone catastrophe reinsurance treaty provides coverage for two severe events in a single year. For the year 2006, we increased our protection from a level associated with the exposure determined by industry-leading catastrophe models for a once-in-250 year event to a level associated with the modeled exposure for a once-in-500 year event. Specifically, the 2006 treaty provides reinsurance for up to $95.0 million of losses per event in excess of a $5.0 million retention. The treaty is comprised of four layers of protection: $5.0 million in losses in excess of a $5.0 million retention by Republic; $10.0 million in excess of a $10.0 million loss; $30.0 million in excess of a $20.0 million loss; and $50.0 million in excess of a $50.0 million loss. We retain no participation in any of the layers, other than the first $5.0 million retention. The projected premium on this treaty is $9.8 million in 2006 compared to $5.1 million for the keystone catastrophe reinsurance treaty in 2005. We estimate that approximately 40% of the increased cost in 2006 relates to increasing our coverage up to the once-in-500 year event; approximately 25% relates to the increased exposure related to growth in our low-value dwelling and farm and ranch initiatives; and approximately one-third of the increased cost for this treaty relates to increases from model changes and rates.

A separate catastrophe reinsurance treaty funds coverage for the reinstatement premiums required under the keystone treaty to reinstate coverage against a second severe event. This treaty protected us from having to pay approximately $4.5 million to reinstate the keystone catastrophe reinsurance treaty described above after Hurricane Katrina. The anticipated cost of this treaty for 2006 is $2.1 million compared to $0.9 million in 2005. We estimate that approximately half of the increased cost in 2006 relates to the higher keystone treaty limits and increased exposure base and half of the cost relates to increases from model changes and rates.

A third treaty provides coverage against several events in the same year. For 2006, this aggregate cover provides $5.0 million of coverage after we have absorbed $12.5 million of aggregate losses related to several events that each exceed $0.75 million. The cover for 2005 provided $5.0 million of coverage after we had absorbed $10.0 million of aggregate losses. In 2005, the interaction of this treaty with the keystone treaty resulted in our retaining virtually no net losses to Republic as a result of Hurricane Rita, the second very large 2005 event. The anticipated cost of this treaty for 2006 is $1.7 million compared to $1.4 million in 2005. We estimate that approximately half of the additional cost relates to increased limits and exposures and half relates to model changes and rates.

Participations in all of these treaties are spread among multiple reinsurers, each with an A.M. Best financial strength rating of A- or higher.

To help offset the impact of higher reinsurance costs, Republic is in the process of filing rate increases on its primary insurance policies. A rate increase on Texas homeowners policies was filed in early February to be effective by the end of the first quarter 2006. Rate increases on Louisiana homeowners and Texas dwelling fire policies are also being prepared and should be filed by the end of April 2006. The size of rate increases varies by geographic region based upon actuarially justified costs and wind-related exposures. These rate increases are subject to varying degrees of regulatory reviews and approvals.

We purchase several types of excess of loss coverage in varying amounts depending upon the type of policy being insured. For most policies other than farm and ranch, we purchase reinsurance that limits our exposure, subject to varying upper limits, to the first $750,000 for property losses and $500,000 for liability losses. For our farm and ranch policies, we purchase reinsurance that limits our exposure, subject to varying upper limits, to the first $300,000 of loss. There can be no assurance, however, that the upper limits of these reinsurance policies will be adequate in all cases to protect us from any loss in excess of $750,000, $500,000 or $300,000, as the case may be.

In connection with the 2003 Acquisition, Winterthur agreed to reinsure us for our mold losses in excess of our then-existing liabilities for such losses under personal property and commercial property and liability policies that we issued in Texas through August 29, 2003 for claims made prior to January 1, 2006. Winterthur agreed to reinsure us for 80% of the first $5 million of such excess losses and 90% of the remainder of the excess losses. Through December 31, 2005, the additional mold claims reported and mold loss development have been within the liabilities established for such losses; thus Winterthur has not been exposed to additional loss. In addition, Winterthur agreed to reinsure us for the cost of settling losses remaining from the 1994 Northridge, California earthquake.

The top five reinsurers of the insurance we write through our independent agent network based on estimated premiums for 2006 were various syndicates at Lloyds of London, Employers Reinsurance Corporation, Hartford Steam Boiler Inspection and Insurance Company, Platinum Underwriters Reinsurance, Inc. and Montpelier Reinsurance Ltd.

Reinsurance of policies produced by our unaffiliated MGAs and other fronting business

In total, the Program Management and Insurance Services segments produced gross written premiums of $274.3 million in 2005. Due to the terms of the various program contracts, we retain only a portion or none of the underwriting risk and cede approximately $216.8 million of the associated premium to highly rated reinsurers.

The unaffiliated MGAs with whom we do business underwrite insurance policies on our behalf. Though we are the policy issuer, we retain varying percentages of the risks under the policies and their premiums, depending on the particular program, and cede the balance of the risk to reinsurers that we have approved in accordance with the criteria described above. Most of these reinsurance contracts include a “hold harmless” provision that requires each reinsurer to bear its pro rata share of any losses, costs or expenses of the program. In addition, through 2005, for some MGA programs we purchased excess of loss coverage intended to limit our exposure to our pro rata share (based on the portion of the premium we have retained) of the first $500,000 in loss from a single claim. We elected to discontinue this coverage in 2006 after careful consideration of the cost/benefits relative to the exposure.

In our fronting business, we reinsure the entirety of the risk under these policies to the insurance carriers for whom we provide these fronting services. We only provide fronting services to carriers that meet our stringent reinsurance standards or pursuant to certain fully-collateralized fronting arrangements.

The top five reinsurers of the insurance we write through our unaffiliated MGA relationships and other fronting relationships based on net receivable balances as of December 31, 2005 were Folksamerica Reinsurance Co., Northland Insurance Company, Hartford Fire Insurance Company, Endurance Reinsurance Corp. of America and QBE Reinsurance Corp.

Liabilities for Unpaid Losses and Loss Adjustment Expenses

Our liabilities for losses and loss adjustment expenses include liabilities for reported losses and liabilities for incurred but not reported (“IBNR”) losses and liabilities for loss adjustment expenses (“LAE”), less a reduction for reinsurance recoverables related to those liabilities. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim. The amounts of liabilities for IBNR losses and LAE are estimated on the basis of historical trends adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. Reinsurance recoverables offset our gross liabilities based upon the contractual terms of our reinsurance agreements.

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our liabilities for unpaid losses represent our best estimate at a given point in time of what we expect to pay claimants, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability.

As mentioned earlier, we have six actuaries, four of whom are Fellows of the Casualty Actuarial Society with an average of more than 15 years in actuarial experience in personal and commercial lines of insurance, including MGA programs. Our actuaries conduct quarterly reviews of our liabilities for losses and LAE utilizing standard actuarial techniques to make their liability determinations. These techniques may require a high degree of judgment. Liabilities for losses and LAE are estimates, and changed conditions can cause changes in the estimates. However, we believe that our review process is adequate and any adjustments in loss estimates are reflected in the consolidated financial statements for the period in which such estimates are changed. Any changes in the liability estimates may be material to the results of operations in future periods.

The following table presents one-year development information on changes in the liability for losses and LAE and a reconciliation of liabilities on a gross and net basis for the years ended December 31, 2005 and 2004 and the periods August 29 to December 31, 2003 and January 1 to August 28, 2003:

Losses and Loss Adjustment Expenses

				Predecessor Basis
	Year ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$267,597	$265,769	$266,271	$223,802
Less ceded losses and loss adjustment expenses	(159,775)	(152,298)	(154,335)	(135,280)

Net balance at beginning of period	107,822	113,471	111,936	88,522
Claims incurred during the period related to:
Current periods	143,473	135,577	46,754	117,282
Prior periods	(8,104)	2,973	0	23,408

Total claims incurred	135,369	138,550	46,754	140,690
Claims paid during the period related to:
Current periods	85,066	81,930	32,134	67,130
Prior periods	46,392	62,269	13,085	50,146

Total claims paid	131,458	144,199	45,219	117,276
Balance at end of year	111,733	107,822	113,471	111,936
Add ceded losses and loss adjustment expenses	203,483	159,775	152,298	154,335

Balance at end of period	$315,216	$267,597	$265,769	$266,271

Our claims reserving practices are designed to set liabilities for losses and LAE that in the aggregate are adequate to pay all claims at their ultimate loss cost net of anticipated salvage and subrogation. Thus, our estimates are not discounted for inflation or other factors. Also, our liabilities for losses and LAE are the same on both a GAAP and statutory accounting basis.

Loss development

We estimate the aggregate amount of losses and LAE ultimately required to settle all claims for a given period (“estimated ultimate incurred losses”). The following table presents the development of our estimated liability for losses and LAE, net of reinsurance, for the years 1996 through 2005. The first line of the table shows, for the years indicated, our net liability, including IBNR, as originally estimated. For example, as of December 31, 1998, we estimated that $58.5 million would be a sufficient net liability to settle all claims retained by us not already settled that had occurred prior to December 31, 1998, whether reported or unreported to us. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as indicated in that section of the table, the original net liability of $58.5 million was re-estimated to be $42.9 million at December 31, 2005, or seven years later. The decrease from the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated; (2) the net liability being increased or decreased for claims remaining open as more information becomes known about those individual claims; and (3) more or fewer claims being reported after December 31, 1998 than had occurred prior to that date. The next section of the table shows, by year, the cumulative amounts of losses and LAE paid as of the end of each succeeding year. For example, with respect to the liability for net losses and LAE of $58.5 million as of December 31, 1998, by the end of 2005 (seven years later), $42.1 million had actually been paid in settlement of the claims.

The “net cumulative redundancy (deficiency)” represents, as of December 31, 2005, the difference between the latest re-estimated liability and the net liability as originally estimated for losses and LAE retained by us. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the original estimate was lower than the current estimate. For example, as of December 31, 2005 and based upon updated information, we re-estimated that the net liability which was established as of December 31, 1998 was $15.6 million redundant. The cumulative net deficiencies in 2002, 2001 and 2000 are primarily attributable to the Texas mold issues during that period along with development associated with the fast growth of our commercial book of business prior to re-underwriting that book in 2003 and 2004 and eliminating certain classes of business. Most of the mold losses involved previously settled water-damage claims that were subsequently reopened for mold issues. The originally estimated loss was subsequently increased for the mold related loss.

The bottom part of the table shows the impact of reinsurance, reconciling net liabilities shown in the upper portion of the table to the gross liability. This part includes gross and ceded losses on business written under prior ownership and no longer part of our operations, as well as gross and ceded losses on business fronted for other insurance carriers.

Analysis of Loss Reserve Development

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(Dollars in millions)
Net liabilities for losses and loss adjustment expenses, end of year	$90.1	$65.7	$58.5	$48.3	$49.6	$62.8	$88.5	$113.5	$107.8	$111.7
Net liability re-estimated as of:
One year later	89.9	61.4	52.9	39.6	54.7	72.9	111.9	116.4	99.7
Two years later	82.4	57.4	41.0	40.5	57.6	87.5	115.9	110.8
Three years later	80.0	48.8	41.3	42.5	65.3	92.1	112.0
Four years later	73.1	49.1	42.9	47.5	66.7	90.0
Five years later	73.7	50.4	45.1	47.7	64.5
Six years later	75.0	53.5	45.0	45.6
Seven years later	77.8	53.2	42.9
Eight years later	77.6	51.1
Nine years later	76.2

Net cumulative redundancy (deficiency)	13.9	14.6	15.6	2.7	(14.9)	(27.2)	(23.5)	2.7	8.1

Cumulative amount of net liability paid as of:
One year later	49.1	30.3	27.0	23.3	35.9	48.2	62.2	62.3	46.4
Two years later	62.0	41.8	34.2	33.0	50.2	70.8	90.5	83.7
Three years later	69.1	45.4	38.0	39.8	58.7	81.7	100.1
Four years later	71.3	47.2	41.6	44.1	61.7	85.4
Five years later	72.3	49.5	42.7	44.9	62.6
Six years later	74.2	51.2	42.8	44.8
Seven years later	75.7	51.3	42.1
Eight years later	75.8	50.8
Nine years later	75.8

Net liabilities for losses and loss adjustment expenses, end of year	$90.1	$65.7	$58.5	$48.3	$49.6	$62.8	$88.5	$113.5	$107.8	$111.7
Reinsurance recoverable on unpaid losses	54.7	67.8	66.7	67.4	80.8	93.0	135.3	152.3	159.8	203.5

Gross liability	144.8	133.5	125.2	115.7	130.4	155.8	223.8	265.8	267.6	315.2

Net re-estimated liability	76.2	51.1	42.9	45.6	64.5	90.0	112.0	110.8	99.7
Reinsurance recoverable on unpaid losses re-estimated—latest	92.4	103.3	91.2	94.2	111.8	133.4	149.2	164.4	161.5

Gross liability re-estimated	$168.6	$154.4	$134.1	$139.8	$176.3	$223.4	$261.2	$275.2	$261.2

Gross cumulative (deficiency) redundancy	$(23.8)	$(20.9)	$(8.9)	$(24.1)	$(45.9)	$(67.6)	$(37.4)	$(9.4)	$6.4

As shown in the table above, in calendar year 2005 we experienced favorable loss and LAE development for the 2004 and prior accident years of $8.1 million. Included in this was approximately $7.0 million favorable development on personal property primarily from mold-related claims for the 2002 accident year, improvements in personal property frequency for the 2003 and subsequent accident years and favorable development of losses in geographic areas phased out after the 1996 reorganization (see additional comments in Item 1. Business—Company History). Also included was approximately $3.2 million favorable development of personal auto lines primarily due to improved frequency and declining volumes in the 2003 and 2004 accident years and to favorable development on a personal auto MGA program terminated in 2004. Also included was approximately $3.2 million favorable development in the workers compensation line primarily from favorable loss ratio trends in the

2002 through 2004 accident years. Partially offsetting the above favorable development were approximately $4.0 million unfavorable development on the commercial multiple peril line primarily in the 2002 and 2003 accident years much of which related to development of LAE and approximately $1.0 million unfavorable development on other commercial liability lines, primarily for the 2003 and 2004 accident years. Some of the unfavorable development in these commercial lines related to classes of business that we phased out during our 2004 re-underwriting initiatives in the Commercial Lines segment.

In calendar year 2004 we experienced unfavorable loss and LAE development of approximately $3.0 million for the 2003 and prior accident years. In our personal property lines we experienced approximately $0.5 million of favorable development primarily of losses in geographic areas phased out after the 1996 reorganization (see additional comments in Item 1. Business—Company History). Additionally, we experienced approximately $2.1 million favorable development in the workers’ compensation line primarily for favorable loss ratio trends in the 2002 and 2003 accident years and approximately $1.0 million favorable development in the commercial auto lines, primarily related to favorable loss trends in the 2001 and 2003 accident years. Offsetting the above favorable development were approximately $4.9 million of unfavorable development in the commercial multiple peril line primarily in the 2000 through 2003 accident years primarily related to changes in estimated LAE and approximately $2.0 million unfavorable development in other commercial liability lines, primarily for the 2002 and 2003 accident years. Some of the unfavorable development in these commercial lines related to classes of business that we phased out during our 2004 re-underwriting initiatives in the Commercial Lines segment.

In calendar year 2003 we experienced approximately $23.4 million of unfavorable loss and LAE development for 2002 and prior accident years. The estimated liabilities for losses and LAE for these accident years were recorded prior to the 2003 Acquisition. Included in this development were approximately $6.4 million for personal property lines primarily for mold-related claims and revised estimates of losses and LAE in geographic areas phased out after the 1996 reorganization (see additional comments in Item 1. Business—Company History). In addition, there was approximately $6.0 million for personal auto liability lines and approximately $1.6 million for commercial auto liability lines which partially related to two MGA programs that were subsequently terminated. Further, there were approximately $5.3 million for commercial multiple peril lines, approximately $1.3 million for other commercial liability lines related to unfavorable development in various accident years and classes of business, and approximately $2.2 million for auto physical damage lines.

The table above does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the losses in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table. However, we have prepared a table that does present loss development on an accident year basis below.

The top line of each table shows the estimated ultimate incurred loss and LAE recorded at the balance sheet date for the indicated years. The remainder of the table presents intervening development from the initially estimated ultimate incurred loss and LAE. This development results from the knowledge of additional information and experience in subsequent years. The middle line shows a net cumulative redundancy (deficiency) that represents the aggregate decrease (increase) in the ultimate incurred loss and LAE initially estimated. The table then indicates the cumulative amounts paid as of successive periods. The lower portion of the table reflects the impact of reinsurance and reconciles the net losses retained by us shown in the upper portion of the table to the gross losses. This part includes gross and ceded losses on business written under prior ownership and no longer part of our operations as well as gross and ceded losses on business fronted for other insurance carriers.

Analysis of Loss Reserve Development

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(Dollars in millions)
Net estimated ultimate incurred loss and loss adjustment expense as originally estimated	$135.5	$81.4	$78.0	$83.7	$106.8	$131.0	$161.4	$164.0	$135.6	$143.5
Net estimated ultimate incurred loss and loss adjustment expense re-estimated as of:
One year later	132.7	84.5	78.1	87.5	111.6	137.9	170.3	163.0	132.6
Two years later	128.6	82.9	74.8	88.2	112.5	144.7	169.6	161.6
Three years later	127.4	81.2	74.8	88.6	115.2	147.9	167.8
Four years later	126.2	81.0	75.0	90.0	116.5	148.0
Five years later	125.8	81.0	75.5	90.2	116.4
Six years later	125.7	81.3	75.8	90.3
Seven years later	126.0	81.1	75.7
Eight years later	126.3	81.1
Nine years later	126.3

Net cumulative redundancy (deficiency)	9.2	0.3	2.3	(6.6)	(9.6)	(17.0)	(6.4)	2.4	3.0

Cumulative amount of net loss and loss adjustment expense paid as of:
One year later	116.6	73.8	67.9	78.0	100.4	120.5	138.2	134.2	106.6
Two years later	121.2	78.2	71.4	83.9	107.8	134.6	154.6	146.3
Three years later	123.8	79.6	73.4	87.2	112.0	142.5	160.4
Four years later	124.7	80.5	74.6	89.0	114.3	145.3
Five years later	125.2	80.9	75.4	89.6	115.3
Six years later	125.5	81.1	75.4	90.1
Seven years later	125.7	81.1	75.4
Eight years later	126.0	81.1
Nine years later	126.0

Gross estimated ultimate incurred loss and loss adjustment expense originally estimated at end of year	251.8	191.6	176.2	175.2	212.7	236.1	277.0	280.3	256.5	372.0
Reinsurance recoverable on unpaid losses	116.3	110.2	98.2	91.5	105.9	105.1	115.6	116.3	120.9	228.5

Net estimated ultimate incurred loss and loss adjustment expense as originally estimated at end of year	135.5	81.4	78.0	83.7	106.8	131.0	161.4	164.0	135.6	143.5

Gross estimated ultimate incurred loss and loss adjustment expense re-estimated—latest	245.4	191.7	163.8	190.1	236.1	279.6	302.3	283.8	251.5
Reinsurance recoverable on unpaid losses re-estimated—latest	119.1	110.6	88.1	99.8	119.7	131.6	134.5	122.2	118.9

Net estimated ultimate incurred loss and loss adjustment expense re-estimated—latest	$126.3	$81.1	$75.7	$90.3	$116.4	$148.0	$167.8	$161.6	$132.6

Gross cumulative redundancy (deficiency)	$6.4	$(0.1)	$12.4	$(14.9)	$(23.4)	$(43.5)	$(25.3)	$(3.5)	$5.0

We believe that the net cumulative redundancy (deficiency) in this table provides meaningful information of losses incurred and reserving trends for business recently produced by the Company since the cumulative redundancy or business (deficiency) amounts are for the respective accident years and are not combined with amounts from prior accident years or business no longer part of our operations as in the previous table.

Claims Management and Administration

We manage the claims we receive on the policies underwritten through our independent agent network. We believe that effective claims management is critical to our success and that our claims management process is cost effective, delivers the appropriate level of claims service and produces superior claims results. Our claims management philosophy emphasizes fast, fair and courteous claims handling while maintaining the accuracy and sufficiency of any payments we are contractually obligated to pay. We focus on controlling claims by thoroughly investigating them, accelerating communication to policyholders and claimants and compressing the cycle time of claim resolution to control both loss cost and claim handling cost.

Our claims staff was tested in a significant way following the two major hurricanes in the third quarter of 2005. More than 5,100 claims were reported for Hurricanes Katrina and Rita. Our claims people responded in a timely and professional manner to meet our obligations to our policyholders and quickly settle claims. We estimate that we have already closed approximately 94% of reported hurricane claims.

Our claims department reviews, supervises and handles claims arising under our insurance policies. As of March 20, 2006, our claims organization employed 75 people. We have trained our claims employees to handle claims according to our customer-focused claims management processes and procedures. Our claims adjusters are repeatedly assigned to the same types of claims to enable them to develop expertise and more efficiently handle claims. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. We use independent claims adjusters in locations where we do not have a resident adjuster or in the event of a catastrophe where, in light of our service commitment, the frequency of claims requires us to supplement our staff. For claims made under our workers’ compensation policies, we administer claims through a third-party administrator, whose expertise has resulted in significant cost savings on a per-claim basis. All large claim liabilities are reviewed on a monthly basis by executive claims management, and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.

Our physical damage claims processes involve the utilization and coordination of internal staff, vendor resources and property specialists. We pay close attention to the vehicle repair process, which we believe reduces the amount we pay for repairs, storage costs and auto rental costs.

We employ highly qualified and experienced liability adjusters to oversee all injury-related losses, including those in litigation. We believe that our claims management staff has resolved claims more quickly than many of our competitors.

Our unaffiliated MGAs underwrite insurance policies on our behalf within guidelines we establish. As part of our agreement with them, the MGAs typically administer any claims arising under those policies. We also require notice and get involved in the settlement of larger claims. We exercise a great deal of care in the selection of our MGA relationships and regularly audit their performance. We perform onsite audits of each MGA’s claims operations at least twice a year. With written procedures tailored for the unique claims operations of each MGA, we audit to evaluate claims handling, the appropriateness of payments made, the adequacy of case estimates and compliance with applicable statutes and regulations. Our audits determine the effectiveness of the claims department by assessing workflows, personnel and system capabilities. We prepare and distribute to the program’s management a written report of each audit, which includes comments on all elements of the audit and items that require management follow-up.

Technology and Systems

We utilize technology as a competitive strength with our independent agents and to ensure attractive underwriting results. Specifically, we have developed an automated system that marshals policy and claims data to support our underwriting and pricing function and enables our network of independent agents to underwrite personal lines policies on our behalf. We refer to that system as RepubLink.

Through our internet-based portal to RepubLink, our agents are able to seamlessly submit an application for underwriting approval and a rate quote and bind and issue a policy for personal lines policies. RepubLink stores electronic images of all documents associated with each account and, throughout the life of that account, distributes all relevant data regarding that policyholder and its claims and loss history to our underwriting, actuarial, claims and billing departments to supplement their knowledge base and enable them to carry out their respective functions. Our underwriting and actuarial departments use that information to refine our underwriting guidelines for our personal lines using our segmented underwriting philosophy.

We currently have a major commercial lines technology initiative nearing completion to provide more automation of the rating and policy administration process. Additionally, we are in the final stages of implementation for a new billing system that should provide improved billing service for our policyholders and agents.

In 2006, we will introduce FarmLink, our new internet-based application and quoting system for our farm and ranch program. Additionally, we will be rolling out another new internet-based program called “RePak,” which will be a small market commercial package policy. Both of these initiatives should help us achieve our goals of penetrating targeted markets with specialized product offerings.

We utilize an independent third party data center to manage and control our mainframe and servers at a secure location. As part of this system, we have offsite storage of backup data files and documentation. All critical data and systems are backed-up nightly and copies are maintained in offsite storage.

Competition

We compete with a large number of other companies in our selected lines of business, including major U.S. and non-U.S. insurers, regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. The personal lines market in Texas is dominated by a few large carriers and their subsidiaries and affiliates, including State Farm, Allstate, Farmers and USAA. According to the Texas Department of Insurance, the top ten insurers writing homeowners and private passenger auto insurance accounted for approximately 80% and 67%, respectively, of the market in 2004. We compete for business on the basis of a number of factors, including price, coverages offered, customer service, relationships with agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings.

In our personal lines business, our competitors include St. Paul Travelers Companies, Inc., The Hartford Financial Services Group, Inc. and Safeco Corporation. In our commercial lines business, our competitors include St. Paul Travelers Companies, Inc., Zurich American Insurance Company, The Hartford Financial Services Group, Inc., Central Mutual Insurance Company and Safeco Corporation. Currently, for our MGA programs, we believe that we have only two direct competitors in our region, United America Indemnity Group and Clarendon Insurance Group. Several companies compete with us to provide fronting services for auto lines in Texas, including State National Companies, Old American County Mutual Fire Insurance Company, Consumers County Mutual Insurance Company and Home State County Mutual Insurance Company.

We seek to distinguish ourselves from our competitors by providing a broad product line offering and targeting underserved market segments that provide us with the best opportunity to obtain favorable policy terms, conditions and pricing. By offering several different lines of business and maintaining strong agent relationships, we believe that we strengthen our ability to compete effectively against insurance companies that offer a narrow range of products. We also compete with other companies by delivering products that respond to the emerging needs of our agents and policyholders. For our independent agency business, we target risks in Texas, Louisiana, Oklahoma and New Mexico (and other states for our farm and ranch program), in part, because we believe that regional and national insurance companies lack some of the deep regional expertise that has enabled us to identify and exploit underserved markets within our region. We also have the knowledge and resources, including broad state licenses and authorizations, to identify, evaluate and structure profitable fronting programs.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned us a financial strength rating of “A- (Excellent)” in 2003. An “A- (Excellent)” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to our ability to meet A.M. Best’s expectations as to our performance and capitalization on an ongoing basis, including with respect to our management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. We cannot ensure that RUIC will maintain its present rating; however, in March 2006, A.M. Best reaffirmed its financial strength rating of “A-” (Excellent) with a stable outlook.

In addition to the A.M. Best financial strength ratings, A.M. Best may also assign a long-term credit rating representing their opinion of the ability of a rated entity to meet its senior obligations. These ratings are assigned to insurance companies, holding companies, or other legal entities authorized to issue financial obligations. A.M. Best’s long-term issuer credit rating (ICR) scale ranges from “aaa” (Exceptional) to “d” (In Default). Ratings may be enhanced with a “+” (plus) or “-” (minus) to indicate whether credit quality is near the top or bottom of a category.

A.M. Best has assigned an ICR of “a-” (Excellent) to Republic Companies Group and its property and casualty insurance subsidiaries and affiliates. Concurrently, A.M. Best has assigned an ICR of “bbb-” (Very Good) to our parent holding company, Republic Companies Group, Inc. Both ratings are accompanied by a “stable” outlook.

Investments

Our primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. Our strategy is to purchase securities in sectors that represent the most attractive relative value. We currently do not invest in publicly-traded equity securities.

BlackRock Financial Management, Inc. (“BlackRock”), an outside asset management company located in New York with $453 billion under management as of December 31, 2005, manages our fixed-income investment portfolio. BlackRock has authority and discretion to buy and sell securities for us, subject to guidelines established by our Board of Directors. We may terminate our agreement with BlackRock upon 30 days notice.

Our investment guidelines with BlackRock include the following:

Asset Allocations

•      No more than 2.0% of the portfolio assets may be invested in the securities of any single issuer, and

•      no more than 1.5% of the portfolio assets may be invested in the securities of any single issuer rated below A- by Standard & Poor’s.

Credit Criteria

•      Securities must be rated investment grade or better at the time of purchase.

•      At all times, the portfolio’s average credit quality must be AA- or better.

•      A maximum of 30% of the portfolio’s assets may be invested in securities rated triple-B.

•      A maximum of 40% of the portfolio’s assets may be invested in mortgage securities.

In addition to the foregoing guidelines, our general philosophy is to limit our investments in industries that have experienced historic volatility, such as airlines or telecommunications companies. We also monitor our investment guidelines to ensure compliance with regulatory requirements.

Our Investment Committee meets regularly with BlackRock to review the portfolio performance and investment markets in general. Our management generally meets monthly with BlackRock to review the performance of our investments and monitor market conditions for investments that would warrant any revision to our investment guidelines.

The following table shows the market values of various categories of our invested assets, the percentage of the total market value of our invested assets represented by each category and the book yield based on market value of each type as of and for the years ended December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in thousands)	Market Value	Percent of Total	Annualized Yield	Market Value	Percent of Total	Annualized Yield
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$42,906	10.6%	4.29%	$52,074	14.9%	3.75%
Obligations of states and political subdivisions	4,075	1.0	3.57	4,159	1.2	3.77
Corporate securities	122,925	30.4	3.53	121,232	34.7	4.07
Mortgage and asset-backed securities	128,263	31.7	4.78	100,534	28.8	3.62
Short-term investments	63,901	15.8	3.37	36,516	10.5	1.71
Investment in unconsolidated foreign insurance company (1)	35,890	8.9		30,982	8.9
Preferred stocks	1,139	0.3		—	—
Investment in capital trusts	929	0.2		929	0.2
Cash and cash equivalents	4,621	1.1		2,900	0.8
Other	62	0.0		70	0.0

Total	$404,711	100.0%		$349,396	100.0%

(1)	Our investment in unconsolidated foreign insurance company represents our ownership of 30% of the capital stock of Atlas.

Regulation

State insurance holding company regulation

We are the parent company of several operating insurance companies and are therefore subject to the insurance holding company laws of the states in which those companies are domiciled, namely Texas, Oklahoma and Arizona. These laws generally require us to register with the domiciliary state’s insurance department and to furnish financial and other information about the operations of companies within our holding company structure. Generally under these laws, all material transactions among companies in our holding company structure, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the domiciliary state’s insurance department.

Changes of control

Before a person can acquire control of an insurance company, prior written approval must be obtained from the domiciliary state insurance department. Prior to granting approval of an application to acquire control of an insurer, the domiciliary state insurance department will consider such factors as:

•	the financial strength of the applicant;

•	the integrity and management of the applicant’s board of directors and executive officers;

•	the acquirer’s plans for the management of the domestic insurer;

•	the acquirer’s plans to declare dividends, sell assets or incur debt;

•	the acquirer’s plans for the future operations of the domestic insurer; and

•	any anti-competitive results that may arise from the consummation of the acquisition of control.

Pursuant to the Texas, Oklahoma and Arizona insurance holding company statutes, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the state’s insurance department, after notice and a hearing, may determine that a person or entity that directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company nonetheless “controls” the company. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of RUIC, the change of control laws of the states of Texas, Oklahoma and Arizona would likely apply to such a transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent change of control transactions involving RUIC and our other insurance subsidiaries and affiliates, including those that some or all of our stockholders might consider to be desirable.

National Association of Insurance Commissioners

The National Association of Insurance Commissioners (“NAIC”) is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting for insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (the “Model Laws”) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The insurance departments in the states of Texas, Oklahoma and Arizona have adopted these codified statutory accounting practices.

Texas, Oklahoma and Arizona have also adopted laws substantially similar to the NAIC’s “risk based capital” (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the state’s insurance department to identify potential weakly-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2005, our capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In its 2005 statutory financial statements, RUIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System (IRIS) was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business. For 2005, all ratios for RUIC were within the usual values.

The NAIC has proposed an amendment to its “Model Audit Rule” in response to the passage of the Sarbanes-Oxley Act of 2002. The amendment addresses corporate governance, auditor independence and, most notably, the application of certain provisions of Section 404 of the Sarbanes-Oxley Act regarding internal control reporting. The proposed rules would apply to insurers with gross written premiums of $500 million or more, measured at the legal entity level (rather than at the insurance holding company level), and to insurers the domiciliary commissioner selects from among those identified as in hazardous condition. The proposed rules would require a management report containing a statement that, “to the best of management’s knowledge and belief, after diligent inquiry, its internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial statements in accordance with statutory accounting principles.” The statement would apply only to controls that affect audited statutory financial statements, which excludes the additional information and schedules that are required to be included in statutory annual statements but not in audited statutory financial statements. An insurer may choose to file instead its Section 404 report (or that of its parent) and an addendum statement by management that no material process in the preparation of its audited statutory financial statements was excluded from its Section 404 report.

Legislative changes

From time to time, various regulatory and legislative changes have been proposed that would adversely affect the insurance industry. Among the proposals that have been or are being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various Model Laws adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our financial condition or results of operations.

In 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act (“TRIA”) was enacted. TRIA is designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, we are prohibited from adding certain terrorism exclusions to the policies written by our insurance company subsidiaries. TRIA was recently extended through 2007, with some modifications, including the elimination of commercial auto, farmowners and certain other commercial coverages. The event trigger was increased for 2006 and again for 2007, and industry retentions and deductibles will also escalate through 2007. Although we are protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our financial condition and results of operations. Our TRIA deductible for 2006 is $19.6 million. Potential future changes to the TRIA could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

In 2003, legislation was passed in Texas that has been described as comprehensive insurance reform affecting homeowners and automobile insurance business. The most significant provisions provide for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. Further, the Texas Commissioner of Insurance has been given broader authority under the new law. We conduct much of our fronting business through our controlled affiliate SCM. Texas county mutual insurance companies have traditionally maintained certain advantages over other types of insurance companies writing personal and commercial auto policies in the state, particularly in the area of greater rate flexibility.

State insurance regulations

State insurance authorities have broad powers to regulate U.S. insurance companies. The primary purpose of these powers is to protect individual policyholders. The extent of regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative power to state insurance departments. These powers relate to, among other things, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing actuarial requirements and solvency standards, regulating investments and dividends, and in some instances, approving policy forms, related materials and premium rates. State insurance laws and regulations require us to file financial statements prepared in accordance with statutory accounting principles with insurance departments in each state in which we conduct insurance business, and our operations are subject to examination by those departments.

As part of the broad authority that state insurance commissioners hold, they may impose periodic rules or regulations related to local issues or events. A recent example is the state of Louisiana’s prohibition on the cancellation of policies for nonpayment of premium in the wake of Hurricane Katrina. Due to the extent of damage and displacement of people, inability of mail to reach policyholders and inaccessibility of entire neighborhoods, the state of Louisiana prohibited insurance companies from canceling policies for a period of time following the storm. We anticipate that this moratorium on cancellations will have some negative financial impact and accrued this impact in our 2005 financial results, although the ultimate result is not expected to be material.

Periodic financial and market conduct examinations

The insurance departments in every state in which our insurance companies do business may conduct on-site visits and examinations of our insurance companies at any time and generally for any purpose, including review of our insurance companies’ financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas, Oklahoma and Arizona insurance departments will conduct comprehensive examinations of our insurance companies domiciled in those states every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

The Oklahoma Insurance Department recently completed its triennial financial examination of our Oklahoma-domiciled insurance companies (RFC and SUIC) for the period covering January 1, 2001 through December 31, 2003. The Arizona Department of Insurance recently completed its financial examination of our Arizona-domiciled insurance company (RVIC) for the period covering January 1, 1999 through December 31, 2003. Neither state made any adverse findings or recommended changes to our operations in its report of examination. The Texas Department of Insurance (TDI) recently completed fieldwork on a market-conduct examination of SCM and recently began its regular financial and market conduct examinations of our Texas-domiciled insurance companies (RUIC, SCM, RL, SVIC and SIC) for the period covering January 1, 2000 through December 31, 2004.

State dividend limitations

The insurance departments of Texas and Oklahoma must approve any dividend declared or paid by an insurance company domiciled in their respective states if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the calendar year preceding the year in which the value is being determined (excluding, in the case of Oklahoma, realized capital gains). The insurance department of Arizona must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by the insurance company during the preceding twelve months, exceeds the lesser of (1) 10% of its policyholders’ surplus as of December 31 of the year preceding the relevant twelve month period or (2) 100% of the company’s net investment income during the twelve month period. In addition, all of our insurance subsidiaries and affiliates may only pay dividends out of their earned surplus. As of January 1, 2006, the maximum dividend that RUIC can pay without prior approval is $16.9 million.

Statutory accounting principles

Statutory accounting principles (“SAP”) is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with insurance laws and regulatory provisions applicable in each insurer’s domiciliary state.

While GAAP is concerned with a company’s solvency, it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenues and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

SAP established by the NAIC and adopted, in part, by Texas, Oklahoma and Arizona regulators determine, among other things, the statutory surplus and statutory net income of the Republic companies and thus determine, in part, the funds they have available to pay dividends. Effective with the 2003 Acquisition, RUIC obtained regulatory approval for and completed a statutory quasi-reorganization. The statutory quasi-reorganization restated the retained deficit in the statutory unassigned surplus to zero and reduced the gross paid in and contributed surplus by a comparable amount. There was no net effect on statutory surplus from these reclassifications.

Guaranty associations

In Texas, Oklahoma and Arizona, and in most of the jurisdictions in which RUIC and its insurance subsidiaries and affiliates are or in the future may be licensed to transact business, there is a requirement that property and casualty insurers doing business within the jurisdictions participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In none of the past five years has the assessment levied against our insurance subsidiaries and affiliates with respect to guaranty associations been material. Property and casualty insurance company insolvencies or failures may result in additional guaranty fund assessments at some future date. At this time we are unable to determine the impact, if any, that such assessments may have on our financial condition or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Participation in involuntary risk plans

We are required to participate in involuntary risk plans in various states that provide insurance to individuals or entities that otherwise would be unable to purchase such coverage from private insurers. If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit. These are similar to the guaranty funds described above and include the Texas FAIR Plan Association, Texas Windstorm Insurance Association (“TWIA”), and the Louisiana Citizens Property Insurance Corporation (“LA Citizens”). The LA Citizens plan and TWIA recently levied collective assessments totaling $1.7 million on our insurance subsidiaries following Hurricanes Katrina and Rita. Additional assessments, including emergency assessments, may follow. In these instances, we should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance. The ultimate impact of the recent hurricanes on the Texas and Louisiana facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

Employees

As of March 20, 2006, we had 317 full-time employees and three part-time employees. None of these employees are covered by a collective bargaining agreement. We have employment agreements with certain of our senior executive officers; otherwise, all employees are at-will employees. We believe that our employee relations are excellent.

Available Information

The Company’s internet website address is www.RepublicGroup.com. Through this internet website (under the “Investor Relations” and “SEC Filings” link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other required information filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission (“SEC”). Also available on its website is information pertaining to the Company’s corporate governance, including the charters of each of the standing committees of the Company’s Board of Directors and the Company’s code of business conduct and ethics. For a free copy of the Form 10-K, write to Michael Ditto, Vice President and General Counsel, Republic Companies Group, Inc. 5525 LBJ Freeway, Dallas, Texas 75240.

Any of the materials the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Republic, that file electronically with the SEC at www.sec.gov.

Annual Shareholders’ Meeting

Shareholders of Republic Companies Group, Inc. are invited to attend the Annual Meeting to be held at the Waldorf Astoria Hotel at 301 Park Avenue, New York, New York at 9:00 a.m. on Wednesday, May 17, 2006. Shareholders of record as of March 24, 2006 were provided with our Proxy Statement and other materials in preparation for the Annual Meeting.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this annual report. Additional risks not presently known to us, or that we currently deem immaterial may also impair our business, financial condition or results of operations. Any of the risks described below could individually or in combination result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. These risks discussed below may also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Other unforeseen risks may also negatively impact our results of operations or financial condition. Please refer to the discussion under the heading Important Information Regarding Forward-Looking Statements in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report.

Risks Related to Our Business and Our Industry

Exposure to Catastrophes and Other Weather-Related Losses

The occurrence of severe catastrophic events may have a material adverse effect on us, particularly because we conduct business in a concentrated geographical area.

We expect to have large aggregate exposures to natural and man-made disasters, such as hurricanes, hail, tornados, windstorms, floods, wildfires, acts of war and acts of terrorism. We expect that our loss experience generally will include infrequent events of great severity. Hurricanes Katrina and Rita, which occurred on August 29 and September 24, 2005, respectively, are such examples. The risks associated with natural and man-made disasters are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. Although we may attempt to exclude certain losses from terrorism and other similar risks from some coverages we write, we may not be successful in doing so. The extent of losses from a catastrophe is a function of both the total amount of policyholder exposure in the area affected by the event and the severity of the event. The occurrence of losses from catastrophic events may have a material adverse effect on our ability to write new business and on our financial condition and results of operations. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect that those factors will increase the severity of losses in the future. Factors that might influence our exposure to losses from these types of events in addition to the routine adjustment of losses include: exhaustion of reinsurance cover; increases in reinsurance rates; unanticipated litigation expenses; recoverability of ceded losses; impact on independent agent operations and future premium income in areas affected by catastrophic events; and unanticipated expansion of policy coverage or reduction of premium due to regulatory, legislative, judicial action following a catastrophic event, and unanticipated demand surge related to other recent catastrophe events, among others.

We write insurance primarily in the states of Texas, Louisiana, Oklahoma and New Mexico. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting this region could adversely affect our financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographical area. Although we purchase catastrophe reinsurance to limit our exposure to these types of natural catastrophes, in the event of one or more major catastrophes resulting in losses to us in excess of $100.0 million, our losses would exceed the limits of our reinsurance coverage.

We are exposed to claims related to severe weather, which may result in an increase in claims frequency and severity.

We are subject to claims arising out of severe weather, such as hurricanes, tornados, rainstorms, snowstorms, hailstorms, windstorms and ice storms that may have a significant effect on our financial condition and results of operations. The majority of our business is written in Texas and Oklahoma where drought conditions at the end of 2005 were at their worst levels in 50 years, making the risk of loss from wildfires more prevalent. The incidence and severity of weather conditions are inherently unpredictable, and according to some observers related to the larger issue of global climate change. Additionally, some forecasters predict that we are currently in a cycle of more numerous and more severe hurricanes.

Our average annual net catastrophe losses after reinsurance recoveries from 2001 through 2005 were $13.1 million, with an average of four catastrophic events in excess of $1.0 million in losses per year. During this period, the year least impacted by catastrophes (2004) experienced $7.2 million in net catastrophe losses, with three catastrophic events exceeding $1.0 million, while the year most impacted (2003) experienced $18.8 million in such losses with five events exceeding $1.0 million. Before reinsurance recoveries, we incurred $90.5 million (not including LAE) in catastrophe related losses in 2005, primarily related to hurricane losses from Katrina and Rita. However, our net loss after reinsurance for the two hurricanes was $5.0 million. For all of 2005, our net catastrophe loss experience in 2005 was $14.1 million after reinsurance.

There is generally an increase in claims frequency and severity under the personal auto insurance we write when severe weather occurs because of a higher incidence of vehicular accidents and due to direct storm damage, particularly during hailstorms. In addition, we are exposed to an increase in claims frequency and severity under the homeowners and dwelling fire insurance we write because property damage may result from severe weather conditions.

Our insured risks generally exhibit higher losses in the second and third quarters of the year due to a seasonal concentration of weather-related events in our geographic region. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second quarter historically has experienced the highest frequency of these losses. For example, for the last five years, the contribution of weather-related catastrophes to the consolidated second quarter net loss ratio was on average approximately 8 points greater than the average contribution of catastrophes in the other three quarters. Our Personal Lines segment has been most heavily impacted by this seasonality of weather events, with the contribution of weather-related catastrophes to its second quarter net loss ratio on average approximately 13 points greater than the average contribution of catastrophes in the other quarters over this same period. Hurricanes are more likely to occur in the third quarter; however, the history of hurricane frequency in our operating area is lower than other types of weather-related events. Losses from Hurricanes Katrina and Rita were the first hurricane losses of any significance since 2001. We purchase various levels of reinsurance to protect us from the high frequency and severity of these events.

In the event of a catastrophe or one or more severe weather events in the same geographic region, the price of labor and materials needed to repair damaged homes and buildings may increase dramatically due to the sharp increase in demand for labor and materials in that region. As a result, if our initial liability estimate is not adequate following the occurrence of a catastrophe or one or more severe weather events, the resulting adverse effect on our liabilities for losses and LAE could be compounded by the inflationary pressures on reconstruction costs.

We utilize catastrophe modeling to assess our probable maximum insurance loss from hurricane and other wind/hail perils and structure our catastrophe reinsurance program to minimize our exposure to high severity/high frequency types of losses. Hurricane Katrina highlighted the challenges inherent in predicting the impact of catastrophic events, such as a severe hurricane. The catastrophe models generally failed to adequately project the financial impact of Hurricane Katrina. Although it is likely that modeling techniques will improve in response to the recent hurricanes, this experience highlights the limitations inherent in the use of modeling as a means of risk assessment.

Although we purchase catastrophe reinsurance to limit our exposure to severe weather events and additional reinsurance to limit our exposure to more frequent smaller storms and other weather events that arise in our geographic area, in the event that a series of weather events were to arise in our geographic area in the same calendar year, our losses could exceed the limits of our catastrophe and frequency reinsurance coverages.

Pricing

If we cannot price our business accurately, our profitability and the profitability of our insurance companies could be materially and adversely affected.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, LAE and underwriting expenses and to earn a profit. To price our products accurately, we must (1) collect and properly analyze a substantial amount of data, (2) develop, test and apply appropriate pricing techniques, (3) closely monitor and recognize changes in trends in a timely manner and (4) project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully and price our products accurately is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	changes in applicable legal liability standards and in the civil litigation system generally;

•	our selection and application of appropriate pricing techniques;

•	our ability to obtain regulatory approval, where necessary;

•	the uncertainties that inherently characterize estimates and assumptions; and

•	our ability to obtain adequate rates to offset higher reinsurance costs.

Consequently, we could underprice risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our competitiveness and sales volume. In either case, our profitability and the profitability of our insurance companies could be materially and adversely affected.

Liabilities for losses and LAE

If our actual losses and LAE exceed our loss and expense estimates, our financial condition and results of operations could be materially and adversely affected.

Our financial condition and results of operations depend upon our ability to assess accurately the potential losses associated with the risks that we insure. We establish liabilities to cover the payment of all losses and LAE incurred under the policies that we write. Such liability estimates include case estimates, which are established for specific claims that have been reported to us, and liabilities for claims that have been incurred but not reported, or IBNR. LAE represents expenses incurred to investigate and settle claims. To the extent that losses and LAE exceed our estimates, we will be required to increase our liabilities and reduce our net income in the period in which the deficiency is identified.

The liability estimation process for our casualty insurance coverage possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation than is the case with property coverages. Unlike property losses, casualty losses are claims made by third parties of which the policyholder may not be aware and therefore may be reported a significant time after the occurrence, sometimes years later. As casualty claims most often involve claims of bodily injury, assessment of the proper case estimates is a far more subjective process than claims involving property damage. In addition, in determining the case estimate for a casualty claim, information develops slowly over the life of the claim and can subject the case estimation to substantial modification well after the claim was first reported. Numerous factors impact the casualty case reserving process, such as venue, the amount of monetary damage, the permanence of the injury and the age of the claimant.

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and we expect that these factors will increase the severity of losses in the future. As we saw in 2005, the severity of some catastrophic weather events, including the scope and extent of damage and the inability to gain access to damaged properties, and the ensuing shortages of labor and materials and resulting demand surge provide additional challenges to estimating ultimate losses. Our liabilities for losses and LAE include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above liabilities established for these costs, we expect to be required to increase our liabilities with a corresponding reduction in our net income in the period in which the deficiency is identified.

Estimating an appropriate level of liabilities for losses and LAE is an inherently uncertain process. Accordingly, actual loss and LAE paid will likely deviate, perhaps substantially, from the liability estimates reflected in our consolidated and combined financial statements. Claims could exceed our liabilities for losses and LAE and have a material adverse effect on our financial condition and results of operations.

Reinsurance

If we cannot obtain adequate reinsurance protection for the risks we underwrite, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which may adversely affect our financial condition and results of operations.

From time to time, market conditions have limited, and in some cases have prevented, insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain desired amounts of reinsurance. In addition, even if we are able to obtain reinsurance, we may not be able to obtain it from entities with satisfactory creditworthiness or negotiate terms that we deem appropriate or acceptable. If we cannot obtain adequate reinsurance protection for the risks we underwrite, we may be exposed to greater losses from these risks or we may be forced to reduce the amount of business that we underwrite, which will reduce our revenue and may have a material adverse effect on our results of operations and financial condition.

We use reinsurance to protect us from certain risks and to share certain risks we underwrite. The amount of reinsurance varies by our segments as discussed in further detail under the heading Item 1. Business—Reinsurance. During 2005, our Personal Lines segment ceded 8.7% of its gross written premiums (primarily through excess of loss and catastrophe reinsurance treaties), our Commercial Lines segment ceded 14.5% of its gross written premiums (primarily through excess of loss and catastrophe reinsurance treaties), our Program Management segment ceded 57.0% of its gross written premiums (primarily through quota share and excess of loss reinsurance treaties), and our Insurance Services segment ceded 100% of its gross written premiums (primarily through quota share reinsurance treaties).

Unfavorable federal and state legislation related to terrorism insurance or reinsurance (such as the extension or replacement for the Terrorism Risk Insurance Extension Act of 2005) could have a material adverse effect on our results of operations or financial condition.

If our reinsurers do not pay losses in a timely fashion, or at all, we may incur substantial losses that could materially and adversely affect our financial condition and results of operations.

As of December 31, 2005 and 2004, we had $319.3 million and $263.8 million, respectively, in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and LAE recoverables and ceded unearned premiums, of which $264.3 million in 2005 and $234.6 million in 2004 related to our Program Management and Insurance Services segments. We expect to continue to purchase substantial reinsurance coverage in the foreseeable future. Because we remain primarily liable to our policyholders for the payment of their claims, regardless of the reinsurance we have purchased relating to those claims, in the event that one of our reinsurers becomes insolvent or otherwise refuses to reimburse us for losses paid, or delays in reimbursing us for losses paid, our liability for these claims could materially and adversely affect our financial condition and results of operations.

As an example, had one of our catastrophe reinsurers experienced financial difficulties following one of the major hurricanes in 2005 and been unable to meet its obligations to us, we could have experienced a liquidity challenge in order to meet our obligations to our policyholders. However, all of our reinsurers responded in a timely fashion and we did not have any liquidity issues, nor do we expect any collectibility issues for reinsurance recoverables associated with the recent hurricanes. For another example, in 2002, when Gerling Global Reinsurance decided to withdraw from the reinsurance markets, Gerling was a significant participant on reinsurance treaties primarily in our Program Management segment. The withdrawal allowed us to commute our reinsurance agreements with Gerling, assume responsibility for its participations in the existing reinsurance agreements and find an appropriate reinsurer to replace it for future writings. Another example of a reinsurer with acceptable financial strength ratings in the years we entered reinsurance agreements, but which subsequently experienced financial difficulties and was subjected to regulatory oversight, was Philadelphia Reinsurance (a reinsurer primarily in our Personal Lines segment). We commuted our reinsurance agreements in 2003 with Philadelphia Reinsurance and assumed responsibility for its participation in the existing reinsurance agreements, and found an appropriate reinsurer to replace it for future writings. Neither of these examples resulted in a material loss to the Company. Any losses resulting from a commutation or any other circumstance are recorded at the time of commutation or at the point any such loss is deemed probable and can be reasonably estimated.

In our fronting business, reported in our Insurance Services segment, we write insurance on behalf of several national and regional insurance carriers and cede the risk under these policies to these carriers in exchange for fronting fees. Because we cede all of these risks, we hold no net liabilities for losses or LAE that might arise as a result of claims made under these policies. However, as the issuer of the policies, we remain directly liable to these policyholders. In 2005, we wrote insurance policies with $140.8 million in gross written premiums as part of our fronting business reported in our Insurance Services segment. In the event that any of these carriers becomes insolvent or otherwise refuses to reimburse these policyholders for losses paid (or us, to the extent we reimburse these policyholders directly) in a timely manner, our liability for these claims could materially and adversely affect our financial condition and results of operations.

Distribution

We rely on independent insurance agents to distribute our products.

Our business depends in large part on the efforts of independent insurance agents to market our insurance products and on our ability to offer insurance products and services that meet the requirements of the customers. While we strive to offer products our agents require, we compete for their business with other carriers based on the scope of coverage provided in our products, services, commissions and rates. Our competitors may offer coverage that is more attractive to particular customers than we offer for a specific product, may price their insurance products more aggressively, may offer higher agent commissions and may devote additional resources to improve their services. Accordingly, our agents may find it easier to promote the programs of our competitors rather than ours. If our agents fail or choose not to market our insurance products successfully, our growth may be limited and our financial condition and results of operations may be adversely affected. Additionally, rather than utilize an independent agent to buy their insurance, consumers may elect to deal with direct-writers or mass marketers who utilize the internet to advertise and/or underwrite their business. Industry developments that centralize and commoditize insurance products could be detrimental to our agency distribution model.

We rely on managing general agents to underwrite some of our products and administer claims.

We have developed programs with managing general agents, or MGAs, whereby the MGA will, within the guidelines we establish, underwrite insurance policies on our behalf and administer any claims arising under those policies. While we exercise care in the selection of our MGA relationships and regularly audit the performance of our MGAs, we are at risk for their conduct as a result of the authority we have delegated to them. If one of our MGAs binds us to policies that expose us to unexpected losses or fails to appropriately administer claims, including claims related to runoff business in programs we have terminated, our financial condition and results of operations could be materially and adversely affected. For example, if a terminated MGA fails to continue to appropriately settle claims during the runoff period, then liabilities for losses and LAE could be deficient, which would impact our results of operations in future periods. Furthermore, subject to contractual limitations, MGAs have the ability to change carriers or increase or decrease the allocation to a particular carrier. An MGA might choose to change carriers or allocations for reasons such as pricing, service, conditions in the reinsurance market or a change in ownership of the MGA.

If we are unable to maintain our business relationship with our largest producing MGA, our financial condition and results of operations could be adversely affected.

We have developed relationships with MGAs that underwrite insurance policies on our behalf through contractual programs in our Program Management segment. Unaffiliated MGA programs collectively accounted for $133.5 million of our gross written premiums in 2005. TGA, our largest unaffiliated MGA, accounted for 87.4% of total gross written premiums for our Program Management segment in 2005. TGA was acquired by an unaffiliated third party in 2005. Following that acquisition, we entered into a three year agreement to continue as the underwriting insurer and increase our participation in the net premium and underwriting results from 40% in 2005 to 50% in 2006. In 2007, our agreement provides that we will retain 40% to 50% of the TGA volume, and in 2008 we will retain a minimum of 30%. Various factors could influence either party’s election to end or continue the relationship, such as industry trends and financial market conditions. We cannot provide assurance that we will be able to renew the terms of our program with TGA at the end of the current agreement or any future year. The loss of our business relationship with TGA would materially and adversely affect our financial condition and results of operations unless we are able to substantially replace that business with other profitable business.

Personnel

Our success depends in substantial part upon our personnel who have knowledge and experience in our target markets and lines of business.

In order to execute our business strategy successfully, we must attract and retain qualified executive officers, experienced underwriting and claims personnel and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our executive management team and the skilled underwriting, actuarial and claims management teams they supervise. We are not aware of any planned departures or retirements. However, if we were to lose the services of members of our management team, our business could be adversely affected. We have employment agreements with Parker W. Rush, our President and Chief Executive Officer, Martin B. Cummings, our Chief Financial Officer, and Robert S. Howey, our Chief Marketing Officer. We do not currently maintain key man life insurance policies for any of our employees or employment agreements with any of our other employees.

Our future growth will require us to hire additional underwriting and marketing talent as we expand our product offerings. Our underwriters manage and review all aspects of our commercial and personal insurance lines and personally underwrite all of our commercial lines policies, all of our personal lines policies that do not satisfy our established underwriting guidelines and a random sampling of those personal lines policies that otherwise do satisfy our established underwriting guidelines. As the underwriting function in many larger carriers becomes increasingly automated, there are fewer skilled underwriters of the type we require. As a result, we may have difficulty finding talented replacements for members of our current underwriting team or additional underwriters that will enable our business to grow. If we are unable to find talented underwriters to meet the growing demand for our products, our business could be adversely affected.

Ratings

A decline in our “A- (Excellent)” financial strength rating by A.M. Best could cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best maintains a letter scale rating system ranging from “A++ (Superior)” to “F (In Liquidation)” to rate the financial strength of insurance enterprises. RUIC has been rated “A- (Excellent)” by A.M. Best, which is the fourth highest of fifteen rating levels.

Our financial strength rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. A decline in our rating or an announced negative outlook on the rating can cause concern about our viability among our agents, brokers and policyholders, resulting in a movement of business away from us to more highly-rated carriers. In addition, the errors and omissions insurance coverage of many of our independent agents does not provide coverage if the covered agents sell policies from insurers with an A.M. Best financial strength rating of “B+ (Very Good)” or below. As a result, the loss of our A.M. Best financial strength rating, or its reduction to “B+ (Very Good)” or worse, may adversely impact our ability to retain or expand our policyholder base. Periodically, A.M. Best changes its rating methodology and practices. Such changes could result in a reduction of our A.M. Best rating.

The objective of the A.M. Best rating system is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect A.M. Best’s opinion of our financial strength and are not evaluations directed to investors in our common stock nor recommendations to buy, sell or hold our common stock.

Changing Business Environment

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition and results of operations.

At the present time, we employ a variety of endorsements to our policies that limit our exposure to known risks, such as exclusions for mold losses, cosmetic (non-structural) damage to dwelling roofs and foundation losses due to water damage. Our policies are also not designed to provide coverage for claims related to exposure to potentially harmful products or substances including, but not limited to, lead paint, silica and other potentially harmful substances. Our homeowners policies specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind and wind driven rain. In addition, our policies contain conditions requiring the prompt reporting of claims to us and our right to decline coverage due to late claim reporting. Our policies also include limitations restricting the period in which a policyholder may bring a breach of contract or other claim against us, which in many cases is shorter than the applicable statutory limitations for such claims. While these exclusions and limitations reduce our loss exposure and help eliminate known exposures to some risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition and results of operations.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until long after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known for many years after a contract is issued.

An example of the potential threats to our business and that of the insurance industry are legal and regulatory actions that could emerge from the aftermath of Hurricane Katrina. Legal actions have been filed against other insurers in Mississippi (we do not have any property risks in Mississippi) and Louisiana seeking to extend coverage under homeowners policies to include rising water from the hurricane storm surge. In the event legal or regulatory mandates override the industry standard flood exclusion clauses in homeowners policies, we could experience a material adverse effect on our financial condition and results of operations. Changes in other legal theories of liability under our insurance policies or the failure of any loss limitation we apply could also adversely impact our financial condition and results of operations.

Because our main source of premiums is in Texas, unfavorable changes in the economic or regulatory environment in that state may have a material adverse effect on our financial condition and results of operations.

Texas accounted for 88.1% of our gross written premiums in 2005. The loss of a significant amount of our premiums written in Texas, whether due to an economic downturn, competitive changes, regulatory or legislative developments or other reasons, could have a material adverse effect on our financial condition and results of operations. Additionally, a change in the political climate during the 2006 election year, including the Texas gubernatorial race, could impact homeowners and other insurance rates.

Competition

If we are unsuccessful in competing against larger or more well-established rivals, our financial condition and results of operations could be adversely affected.

The insurance industry is highly competitive and has historically been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors. In the current market environment, where premium rates have remained favorable, competition in our business is based primarily on the following:

•	products offered;

•	service;

•	experience;

•	the strength of our agent and policyholder relationships;

•	reputation;

•	speed and accuracy of claims payment;

•	perceived financial strength;

•	ratings;

•	scope of business;

•	commissions paid; and

•	policy and contract terms and conditions.

We compete with major insurers, including large national companies who have greater financial, marketing and management resources than we do. Many of these competitors also have better ratings and market recognition than we do. We seek to distinguish ourselves from our competitors by providing a broad product line and targeting those market segments that provide the best opportunity to earn an underwriting profit.

We also face competition from entities that self-insure, primarily in the commercial insurance market. From time to time, established and potential customers may examine the benefits and risks of self-insurance and other alternatives to traditional insurance.

In addition, a number of new, proposed or potential industry developments could also increase competition in our industry. These developments include changes in practices and other effects caused by the internet (including direct marketing campaigns by our competitors in established and new geographic markets), which have led to greater competition in the insurance business and increased expectations for customer service. These developments could prevent us from expanding our book of business.

New competition could reduce the demand for our insurance products, which could have a material adverse effect on our financial condition and results of operations.

Investments

Our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until they are needed to pay policyholder claims or other expenses. As of December 31, 2005 and 2004, our invested assets consisted of $298.2 million and $278.0 million in fixed maturity securities and $63.9 million and $36.5 million in short-term investments, respectively. For the year ended December 31, 2005, we had $11.7 million of net investment income representing 4.6% of our total revenues and 40.0% of our income before taxes. For the year ended December 31, 2004, we had $8.2 million of net investment income representing 3.5% of our total revenues and 26.6% of our income before taxes. An outside asset management company under the direction of our management team manages our investments in accordance with detailed investment guidelines we set. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including those relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If our investment portfolio is not appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby adversely affecting our ability to conduct business and potentially our A.M. Best financial strength rating. Further, developments in the world’s financial and capital markets could adversely affect the performance of our investments, including, but not limited to federal and state legislation related to terrorism insurance and reinsurance, such as the extension of or replacement for the Terrorism Risk Insurance Extension Act of 2005. Additionally, inflation could increase beyond our ability to earn investment income to keep pace.

Our investment in Seguros Atlas, S.A. represents a significant concentration of investment assets and also subjects us to exchange rate fluctuations that could impact our profitability.

Our investment in Atlas is accounted for under the equity method. The recorded value of $35.9 million and $31.0 million as of December 31, 2005 and 2004, respectively, represented 8.9% and 8.9% of our total invested assets and 21.8% and 18.3% of our total shareholders’ equity, respectively. Atlas is a mid-sized Mexican life, health, property and casualty insurer in whose day-to-day operations we have minimal involvement. The value of Atlas is affected by many factors unrelated to us, such as the economic and geopolitical climate in Mexico and the Mexican peso to U.S. dollar exchange rate. Atlas is not listed on a public securities exchange and a family holds most of the outstanding stock, so our investment is illiquid. A significant decline in the value of the asset could have a material adverse effect on our financial condition and results of operations. Additionally, changes in the financial condition or results of operations of Atlas or a change in the Mexican or U.S. statutes, regulations or rules regarding ownership of or the accounting for ownership of or the taxation of ownership of a Mexican company could have a material adverse effect on our financial position and results of operations.

Our 30% interest in the financial position and results of operations of Atlas, which are reported in Mexican pesos, is converted into U.S. dollars and U.S. GAAP and is reported in our consolidated income statement and balance sheet. As a result, our net assets and results of operations are exposed to fluctuations in the peso to dollar exchange rate. During times of a relatively strong U.S. dollar, that portion of our earnings and assets derived from our ownership interest in Atlas will be reduced because the Mexican peso will translate into fewer U.S. dollars. These effects may have a material and adverse effect on the financial condition or results of operations of our domestic operations.

The Mexican insurance markets have experienced significant rate softening due in part to price decreases from foreign controlled insurers. Additionally, Mexico has experienced significant hurricane related losses in recent years. A continuation of these factors could negatively impact Atlas and could have a material adverse impact on our financial condition and results of operations.

Our investment results may be adversely affected by interest rate changes.

Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains instruments, such as bonds, that may be adversely affected by increases in interest rates. Because bond prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on our financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on our investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

As of December 31, 2005, mortgage-backed and asset-backed securities constituted 31.7% of our cash and invested assets. As with other fixed-income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities are prepaid more quickly and the holder must reinvest the proceeds at lower interest rates. Our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but we cannot assure you that we will invest in other mortgage-backed securities that contain this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the then prevailing interest rates for longer time periods than expected.

Capital

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

Our future capital requirements will depend on many factors, including our ability to write new business successfully and to establish premium rates and liabilities at levels sufficient to cover losses. In addition, a default under our senior secured credit facility entered into in February 2005 could result in our being required to repay the $20.0 million of outstanding principal prior to maturity. We may default under that facility if, among other things, we become subject to a judgment in excess of $2.5 million, we experience a change in control (as defined in the credit facility), or we discover certain material weaknesses or fraud with respect to our internal controls. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on unfavorable terms. Equity financings could dilute our stockholders and contain rights, preferences and privileges that are senior to those of our outstanding equity. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and results of operations could be materially adversely affected.

Regulation

The regulatory system under which we operate, and potential changes to that system, could have a material adverse effect on our business.

We are subject to comprehensive regulation and supervision in those states in which we write insurance policies and in which our operating subsidiaries and affiliates are domiciled. Though we currently write most of our policies in Texas, Louisiana, Oklahoma and New Mexico, we are licensed in 39 states and have insurance company subsidiaries and affiliates domiciled in Texas, Oklahoma and Arizona. Laws and regulations pertaining to us are generally administered by state insurance departments and relate to, among other things:

•	standards of solvency, including risk based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	required methods of accounting;

•	rate and form regulation pertaining to certain of our insurance businesses; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

Significant changes in the political and regulatory climate could result in changes in these laws and regulations and could make it more expensive or less profitable to manage our business. These state insurance departments also conduct periodic examinations of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

We may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in these states or in new states we intend to enter, or we may be able to do so only at a significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies, which could result in restrictions on our operating flexibility and could subject us to fines and other sanctions that may have a material adverse effect on our business. In addition, changes in the laws or regulations to which our operating subsidiaries and affiliates are subject could adversely affect our ability to operate and expand our business and could have a material adverse effect on our financial condition and results of operations. Regulatory changes that may adversely affect our fronting business are discussed below.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition and results of operations.

The activities of our MGAs are subject to licensing requirements and regulation under the laws of the states in which they operate. Our MGAs’ businesses depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent laws and regulations.

Company licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable company licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally these authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals for various reasons, including the violation of law and conviction of crimes. Other sanctions may include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. Although we endeavor to follow practices based on our best interpretations of laws and regulations, or those generally followed by the industry, these practices may prove to be different from those that the regulatory authorities require.

If the states in which we write insurance drastically increase the assessments we are required to pay, our financial condition and results of operations will suffer.

We are subject to a variety of taxes, fines, levies, license fees, tariffs and other assessments that may, from time to time, be material. These assessments are made by the states in which our insurance subsidiaries and affiliates operate and include participation in involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation, we may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities. We are also subject to assessments in the states in which we write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer’s percentage of the total premiums written in the relevant state within a particular line of business. From 1999 to 2005, our assessments in any year did not exceed $1.7 million. For the year ended December 31, 2005, our assessments were $1.7 million, principally related to Hurricanes Katrina and Rita in Louisiana (see next paragraph), and additional or emergency hurricane-related assessments are likely to follow. For the year ended December 31, 2004, our assessments were $0.3 million. As we grow, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as the insolvencies of other insurance companies and the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas. Generally, in most states we can take a credit against our premium taxes for these assessments over a stipulated number of years.

We are subject to assessments from the Louisiana LA Citizens and the TWIA. LA Citizens and TWIA have estimated plan losses due to losses incurred from the hurricanes that struck Louisiana and Texas in the third quarter of 2005, and are thereby able to levy regular and emergency assessments to participating companies and policyholders, respectively. During the year ended December 31, 2005, our insurance subsidiaries were assessed $1.7 million based on estimated losses and our market shares in Louisiana and Texas. Additional assessments may follow. We do not expect such assessments to have a net financial statement impact as all such assessments are recoverable (subject to treaty limits) under our reinsurance treaties. Further, we will be able to recoup a regular assessment through a surcharge to policyholders. Such recoupments will be refunded to reinsurers as the related premiums are written and collected. We are required to collect emergency assessments, of which there have been none, directly from residential property policyholders and remit them to LA Citizens as they are collected.

We continue to monitor developments with respect to various state facilities such as guaranty funds, LA Citizens, the Texas FAIR Plan Association and the TWIA. The ultimate impact of Hurricanes Katrina and Rita on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit different than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur. However, we will not incur any net expense or loss from any such assessments due to reinsurance recoveries.

We may be subject to high retaliatory taxes in several states as a result of our multistate operations, which could have a material adverse impact on our financial condition and results of operations.

Nearly all states impose a retaliatory tax on insurers operating in their state that are domiciled in another state. Retaliatory taxes are based on the principle that if the aggregate taxes, fees and obligations imposed by an insurer’s domiciliary state are greater than the aggregate taxes, fees and obligations imposed by the taxing state, then the difference is payable to the taxing state as a retaliatory tax. For example, the State of Texas imposes various premium-based taxes that, in the aggregate, total approximately 2.0% of gross written premiums in Texas. The State of Illinois imposes various premium-based taxes that, in the aggregate, total approximately 0.5% of gross written premiums in Illinois. The Illinois retaliatory tax provisions would require a Texas-domiciled insurer operating in Illinois to pay the 0.5% aggregate Illinois taxes plus a 1.5% incremental amount representing the difference between the Texas effective rate and the Illinois effective rate. Thus, a Texas-domiciled insurer would pay a 2.0% effective tax in Illinois while an Illinois-domiciled insurer would only pay a 0.5% effective tax. Insurance companies with multistate operations, like ours, may find themselves subject to high retaliatory taxes in several states, which could have a material adverse impact on our financial condition and results of operations.

We conduct most of our fronting business through our affiliated county mutual insurance company. If Texas changes its regulation of county mutual insurance companies, our financial condition and results of operations may suffer.

Part of our business depends on the competitive advantage we enjoy in Texas through SCM, our affiliated county mutual insurance company, which provides much of our fronting services to national and regional carriers seeking access to the Texas insurance market. Texas county mutual insurance companies have advantages over other types of insurance companies writing personal and commercial auto policies in the state because, among other benefits, county mutual insurers in Texas have greater rate flexibility.

In 1955, the Texas Legislature prohibited the formation of new county mutual insurance companies. There are presently only 23 in existence, and, to our knowledge, only five currently provide fronting services. From time to time, the Texas Legislature has adopted modifications to the state regulations applicable to county mutual insurance companies, including modifications that limit some of the rate flexibility they enjoy. In 2003, legislation was passed in Texas that has been described as comprehensive insurance reform affecting homeowners and automobile insurance business. The most significant provisions provide for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks and the Texas Commissioner of Insurance has been given broader authority under the new law. We can provide no assurance that the Texas Legislature will not take further action that will significantly limit or eliminate the competitive advantage we currently enjoy through our affiliated county mutual insurance company.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

Republic Companies Group, Inc. operates as a holding company and does not expect to have any significant operations or assets other than its direct and indirect ownership of the equity in its subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. Our operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See Item 1. Business—Regulation.

Current legal and regulatory activities relating to the insurance industry, including investigations into contingent commission arrangements, could affect our business, financial condition and results of operations.

Recently, the insurance industry has experienced substantial share price volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed and the solicitation and provision of fictitious or inflated quotes for insurance coverages. We paid less than 2% of our 2005 gross written premiums in our Personal Lines and Commercial Lines segments to our independent agents pursuant to contingent commission contracts. We also paid less than 3% of our gross written premiums in our Program Management segment pursuant to contingent commission arrangements.

While we believe that our contingent commissions are legally permissible and customary in the industry, at this time we are unable to predict the potential effects, if any, that these investigations may have upon these arrangements in particular or upon the insurance markets and industry business practices in general or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

We are subject to periodic financial and market conduct examinations by state insurance departments. If these examinations identify significant findings or recommend changes to our operations, our financial condition and results of operations could be affected.

The insurance departments in every state in which our insurance companies do business may conduct on-site visits and examinations of our insurance companies at any time and generally for any purpose, including review of our insurance companies’ financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas, Oklahoma and Arizona insurance departments will conduct comprehensive examinations of our insurance companies domiciled in those states every three to five years.

While there were no adverse findings or recommended changes to our operations identified in the recently completed financial examinations conducted by the Arizona and Oklahoma Departments of Insurance of our

subsidiaries domiciled in those states, there can be no assurance that there will not be adverse findings or recommended changes identified by these or other state insurance departments in the future. The Texas Department of Insurance recently initiated its financial and market conduct examinations of our Texas-domiciled insurance companies for the period covering January 1, 2000 through December 31, 2004. Any adverse findings or recommended changes resulting from the Texas Department of Insurance’s examinations, or from any future examinations, could have a material adverse effect on our financial condition and results of operations.

Information Technology

We rely on our information technology and telecommunications systems, and the failure or disruption of these systems could disrupt our operations and adversely affect our results of operations.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. Our systems could fail of their own accord or could be disrupted by factors such as natural disasters, power disruptions or surges, failure of third party systems or support, computer hackers, terrorist attacks or other factors beyond our control. Failure or disruption of these systems, or the back-up systems, for any reason could disrupt our operations and adversely affect our results of operations.

Failures in our electronic underwriting system could adversely affect our financial condition and results of operations.

We have developed an automated underwriting system for our personal lines policies called RepubLink that we make available to our independent agents. RepubLink is an integral part of our success, and the growth of our personal lines business is highly dependent upon it. Problems or errors of which we are not currently aware may have occurred in connection with the installation, upgrading or maintenance of this system or may result from a major physical disaster or other calamity that causes damage to our systems generally. A loss of RepubLink for a sustained period of time could have an adverse impact on our financial condition and results of operations.

Failure to successfully enhance our systems or implement new systems to support existing or new products could adversely affect our financial condition and results of operations.

We are in the process of developing new electronic systems to support our farm and ranch initiatives. We are also in the process of implementing new billing, commercial lines and change management systems. Some of our policy management systems are based upon technology and software that is more than a decade old. Failure to complete these initiatives or the failure to timely upgrade existing systems could disrupt our growth initiatives and adversely impact our operations.

Acquisitions

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

From time to time, we may engage in discussions regarding potential acquisitions, including potential acquisitions that could be material to our financial condition and results of operations. We may acquire whole businesses or books of business that fit our underwriting competencies from insurance companies, MGAs and other agents. The process of integrating an acquired company or book of business may create unforeseen operating difficulties and expenditures. In particular:

•	We have achieved our prior success by applying a disciplined approach to underwriting and pricing in select markets that are not well served by our competitors. We may not be able to successfully implement our underwriting, claims management, pricing and product strategies in companies or books of business we acquire.

•	We have limited acquisition experience and may not be able to combine efficiently an acquired company or book of business with our present financial, operational and management information systems.

•	We could be required to implement or remediate controls, procedures and policies for an acquired privately-held company that prior to acquisition may not have been required.

•	An acquisition could present cultural challenges associated with integrating employees from the acquired company into our organization, which could result in a loss of employees from the businesses we acquire and other adverse consequences.

•	Our management may have to divert its time and energy from operating our business to integration challenges.

•	An acquisition could dilute our book value per share or return on average equity.

The anticipated benefits of any acquisition may not materialize. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt or our assumption of inadequate liabilities for losses and LAE or claims management structures, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Change of Control

Applicable insurance laws may make it difficult to effect a change of control of our company.

Our operating insurance subsidiaries are domiciled in Texas, Oklahoma and Arizona. Before a person can acquire control of an insurance company domiciled in any of these states, prior written approval must be obtained from the domiciliary state insurance department. Acquisition of control would be presumed on the acquisition of 10% or more of our outstanding voting stock, unless these regulators determine otherwise. Prior to granting approval of an application to acquire control of a domestic insurer, each domiciliary state insurance department will consider factors such as:

•	the financial strength of the acquirer;

•	the integrity and management experience of the acquirer’s board of directors and executive officers;

•	the acquirer’s plans for the management of the insurer;

•	the acquirer’s plans to declare dividends, sell assets or incur debt;

•	the acquirer’s plans for the future operations of the domestic insurer; and

•	any anti-competitive results that may arise from the consummation of the acquisition of control.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including transactions that some or all of our stockholders might consider desirable.

Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law could impede an attempt to replace or remove our directors or otherwise effect a change of control of our company, which could diminish the value of our common stock.

Our certificate of incorporation and bylaws contain provisions that may make it more difficult for stockholders to replace directors. In addition, these provisions could delay or prevent a change of control that a stockholder might consider favorable, and may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future. In addition, Section 203 of the Delaware General Corporation Law may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of any class of our outstanding voting stock. Our certificate of incorporation and bylaws contain the following provisions that could have an anti-takeover effect:

•	stockholders may not act by written consent;

•	stockholders cannot call stockholder meetings and have limited ability to bring business before a meeting of stockholders;

•	stockholders have limited ability to amend our certificate of incorporation or bylaws;

•	our board of directors may authorize the issuance of preferred stock with such rights, powers and privileges as the board deems appropriate; and

•	our directors may be removed only for “cause.”

These provisions may make it difficult for stockholders to replace management or our directors and could have the effect of discouraging a future takeover attempt that is not approved by our board of directors but that individual stockholders might consider favorable.

A few large stockholders may be able to influence stockholder decisions, which may conflict with other stockholder interests.

Greenhill Capital Partners, L.P. and affiliates own approximately 20.0% of our common stock and Brazos Equity Fund 2000, L.P. and affiliates beneficially own approximately 6.7% of our common stock. Banc of America Capital Investors SBIC, L.P. and affiliates (“BACI”) beneficially own approximately 18.0% of our common stock. BACI has informed us that (1) they entered into a voting trust agreement with an independent, unaffiliated trust company pursuant to which BACI has deposited all of its shares of common stock above 9% of the common shares outstanding into a voting trust, (2) generally, the voting trustee will vote such shares in proportion to, or with the majority of, the non-BACI votes cast or abstained from voting and (3) under the voting trust agreement, BACI has the power to dispose or to direct the disposition of the BACI shares and has the right to receive all dividends paid on its shares. As a result of their ownership position, these stockholders have the ability to significantly influence matters requiring stockholder approval, including:

•	the election of directors;

•	mergers, consolidations or acquisitions;

•	the sale of all or substantially all of our assets;

•	the amendment of our charter; and

•	our dissolution.

These concentrations of ownership may delay, deter or prevent acts that would result in a change of control favored by our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a change of control premium over the then-current market price of our common stock. The interests of these large stockholders may conflict with the interests of our other stockholders.

Item 1.B. Unresolved Staff Comments.

NONE

Item 2. Properties.

We lease a six story office building with approximately 113,000 square feet as our home office in Dallas, Texas. All executive, financial, underwriting, claims management, information technology and other operations are conducted from this office. The only other properties utilized by Company personnel are leased offices which house RHP and a small claims office in Houston, Texas. We believe these facilities will be adequate to accommodate our operations for the foreseeable future.

Item 3. Legal Proceedings.

The Company and its subsidiaries are parties to various lawsuits incidental to and arising in the ordinary course of their businesses. The Company believes that there are meritorious defenses to these lawsuits and is defending them vigorously. The Company believes that resolution of its pending litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s financial position. However, given the unpredictability of litigation, there can be no assurance that any litigation will not have a material adverse effect on the Company’s financial results for any given period.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been trading on the NASDAQ National Market System under the ticker symbol RUTX since August 3, 2005. Prior to that time there was no market for our common stock. The SEC declared our registration statement effective on August 8, 2005. Our initial public offering (“IPO”) was for 6,000,000 shares and was priced at $14.00 per share. As of March 20, 2006, there were 14,085,517 common shares outstanding and there were approximately 720 known holders of record. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported on the NASDAQ National Market:

2005	High	Low
Third quarter (from August 3, 2005)	$13.93	$12.49
Fourth quarter	$16.38	$11.81

Dividends

We declared a quarterly dividend of $0.12 per common share on September 16, 2005 for stockholders of record on September 30, 2005, and the dividend was paid on October 14, 2005. We declared a quarterly dividend of $0.12 per common share on December 12, 2005 for stockholders of record on December 30, 2005, and the dividend was paid on January 13, 2006. We also declared a quarterly dividend of $0.12 per common share on March 10, 2006 for stockholders of record on March 31, 2006, payable on April 14, 2006.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our insurance subsidiaries, Republic Underwriters Insurance Company (“RUIC”) in particular, to pay dividends to us. All of our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The insurance departments of Texas and Oklahoma must approve any dividend declared or paid by an insurance company domiciled in their respective states if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the calendar year preceding the year in which the value is being determined (excluding, in the case of Oklahoma, realized capital gains). The insurance department of Arizona must approve any dividend declared or paid by an insurance company domiciled in the State if the dividend, together with all dividends declared or distributed by the insurance company during the preceding twelve months, exceeds the lesser of (1) 10% of its policyholders’ surplus as of December 31 of the year preceding the relevant twelve month period or (2) 100% of the company’s net investment income during the twelve month period. In addition, all of our insurance subsidiaries and affiliates may only pay dividends out of their earned surplus. On January 1, 2006, the maximum amount of dividend that RUIC could pay without prior approval was $16.9 million. RUIC has not declared or paid any shareholder dividends since 2001.

Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, the Company and its subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures. Additionally, under the terms of the credit agreement securing our senior bank debt, we cannot declare or pay any dividends without providing the lender with a compliance certificate demonstrating that no default or event of default exists after giving effect to the dividend.

Item 6. Selected Financial Data.

The summary financial data set forth below provides selected historical consolidated and combined financial and operating data of Republic Companies Group, Inc. and its predecessor operations for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical financial and operating data, you should also read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated and Combined Financial Statements and the related notes thereto included reporting Item 8. Financial Statements and Supplementary Data in this annual report on Form 10-K.

Republic Companies Group, Inc. had no operations prior to the 2003 Acquisition. In the 2003 Acquisition, we acquired the operating companies, but not the holding companies, of Republic Financial Services, Inc. (“RFSI” or “Predecessor Company”). We refer to the acquired companies as the Subject Companies. The selected statement of operations data for the years ended December 31, 2005 and 2004, the period from August 29, 2003 to December 31, 2003, the period from January 1, 2003 to August 28, 2003, and the selected balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included elsewhere in this report. The selected statement of operations data for periods prior to January 1, 2003 and the selected balance sheet data as of August 28, 2003, and December 31, 2002, 2001, 2000 and 1999 are derived from the Predecessor Company’s audited financial statements, which are not included in this report, and reflect the Subject Companies on a combined basis excluding the Predecessor Company holding companies.

The financial statement information for periods beginning August 29, 2003 is reported on the basis of U.S. generally accepted accounting principles (“GAAP”) for purchase accounting. Financial statement information for periods prior to August 29, 2003 is reported on a historical GAAP basis of accounting and may not be comparable to periods after that date. These historical results are not necessarily indicative of results to be expected for any future period. For a discussion of the comparability of our income statement data with that of our Predecessor Company, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparability of Financial Statement Information. All common share and earnings per share data for the Company gives effect to a 5.5:1 stock split of our common shares that occurred on July 18, 2005.

	Company			Subject Companies Combined (Predecessor Basis)
	Year Ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003	Year Ended December 31,
Selected Statement of Operations Data (Dollars in thousands)	2005	2004			2002	Unaudited 2001	Unaudited 2000	Unaudited 1999
Net insurance premiums earned	$238,148	$221,265	$76,604	$179,111	$221,425	$173,330	$143,223	$134,026
Net investment income	11,698	8,235	1,929	3,851	5,627	8,068	9,215	13,351
Net realized gains (losses)	(301)	1,148	1,185	2,384	(10,469)	(1,829)	3,971	9,164
Other income	6,296	6,631	2,185	5,583	6,384	4,549	3,629	3,490

Total revenues	$255,841	$237,279	$81,903	$190,929	$222,967	$184,118	$160,038	$160,031

Net losses and loss adjustment expenses incurred	135,369	138,550	46,754	140,690	172,171	136,384	99,434	79,840
Underwriting, acquisition and operating expenses (1)	87,965	65,669	22,050	60,406	77,071	63,199	56,094	52,188
Interest expense	3,298	2,159	399	0	0	0	0	0

Total expenses	$226,632	$206,378	$69,203	$201,096	$249,242	$199,583	$155,528	$132,028

Income (loss) from continuing operations before income taxes	$29,209	$30,901	$12,700	$(10,167)	$(26,275)	$(15,465)	$4,510	$28,003
Income tax expense (benefit)	10,690	12,007	4,706	(2,379)	(3,735)	454	(982)	771
Equity in earnings of unconsolidated foreign insurance company (2)	4,161	2,982	727	1,675	3,674	0	0	0
Minority interest	(13)	0	0	0	0	0	0	0

Income (loss) from continuing operations	$22,667	$21,876	$8,721	$(6,113)	$(18,866)	$(15,919)	$5,492	$27,232
Extraordinary gain	0	0	32,623	0	0	0	0	0

Net income (loss)	$22,667	$21,876	$41,344	$(6,113)	$(18,866)	$(15,919)	$5,492	$27,232

	Company						Subject Companies Combined (Predecessor Basis)
	Year Ended December 31,				Period August 29 to December 31, 2003		Period January 1 to August 28, 2003		Year Ended December 31,
Selected Statement of Operations Data (Dollars in thousands)	2005		2004						2002		Unaudited 2001		Unaudited 2000		Unaudited 1999
Key Measures (Dollars in thousands)
Gross written premiums	$498,035		$465,791		$135,988		$336,364		$465,497		$366,546		$296,761		$270,499
Net written premiums (3)	256,920		231,674		78,828		186,291		249,874		190,391		151,432		132,337
GAAP ratios (4)
Net loss and loss adjustment expense ratio	56.8%		62.6%		61.0%		78.5%		77.8%		78.7%		69.4%		59.6%
Net expense ratio	36.9		29.7		28.8		33.7		34.8		36.5		39.2		38.9

Net combined ratio	93.7%		92.3%		89.8%		112.2%		112.6%		115.1%		108.6%		98.5%

Statutory surplus (5)	$169,356		$154,858		$133,701		$101,388		$114,684		$115,449		$141,352		$149,486
Net underwriting leverage ratio (6)	1.5	x	1.5	x	2.0	x	2.0	x	2.2	x	1.6	x	1.1	x	0.9	x

	Company
	Year Ended December 31,				Period August 29 to December 31, 2003
Per Share Data (7)	2005		2004
Net income per common share:
Basic:
Net income from continuing operations	$1.66		$1.54		$0.88
Extraordinary gain	0.00		0.00		6.79

Net income	$1.66		$1.54		$7.67

Weighted average number of common shares outstanding, basic	8,638,147		4,915,956		4,806,978

Diluted:
Net income from continuing operations	$1.65		$1.54		$0.88
Extraordinary gain	0.00		0.00		6.79

Net income	$1.65		$1.54		$7.67

Weighted average number of common shares outstanding, diluted	8,656,557		4,923,487		4,806,978

Cash dividends per common share	$0.24		$0.00		$0.00

				Subject Companies Combined (Predecessor Basis)
	As of December 31,			As of August 28, 2003	As of December 31,
Selected Balance Sheet Data ($ in thousands)	2005	2004	2003		2002	Unaudited 2001	Unaudited 2000	Unaudited 1999
Investments, at fair market value (2)	$400,090	$346,496	$315,402	$261,424	$241,186	$223,254	$227,539	$229,017
Premiums receivable from agents and insureds	60,654	61,241	70,467	87,664	77,352	59,405	45,307	29,882
Balances due from insurance companies	217,150	165,080	157,546	174,559	145,105	97,144	83,497	65,410
Deferred policy acquisition costs	29,003	23,450	7,847	25,226	23,333	17,825	14,262	13,812
Prepaid reinsurance premiums	102,165	98,695	96,946	96,684	107,777	100,197	86,956	81,943
Net deferred tax asset	16,231	18,507	24,089	21,695	17,003	13,676	13,067	11,146
Total assets	851,709	731,617	696,815	720,817	666,548	574,794	525,566	486,243

Liabilities for losses and loss adjustment expenses	315,216	267,597	265,769	266,271	223,802	155,827	130,356	115,673
Unearned premiums	235,646	213,404	201,245	222,298	226,212	190,182	159,880	146,658
Senior debt	20,257	0	0	0	0	0	0	0
Subordinated notes payable	31,192	31,192	31,193	400	1,300	3,100	0	0
Total liabilities	687,241	562,205	549,300	560,892	496,125	384,746	319,275	325,535
Minority interest in consolidated subsidiary	13	0	0	0	0	0	0	0
Redeemable preferred shares (8)	0	0	110,965	0	0	0	0	0
Total shareholders’ equity	164,455	169,412	36,550
Subject Companies’ net assets				159,925	170,423	190,048	206,291	160,708
Total liabilities and shareholders’ equity	851,709	731,617	696,815
Subject Companies’ total liabilities and net assets				720,817	666,548	574,794	525,566	486,243

(1)	Includes commissions paid to agents and MGAs, premium taxes, general operating expenses related to underwriting operations and amortization of deferred acquisitions costs associated with acquisition expenses.
(2)	We record our 30% investment in Seguros Atlas, S.A., a Mexican insurance company, on an equity basis of accounting. Information to develop U.S. GAAP balances on an equity basis of accounting is not available for the balance sheet data prior to December 31, 2001 and for the statement of operations data for periods prior to 2002.
(3)	Net written premiums are calculated by adding to gross written premiums the premiums assumed from other insurers and by subtracting from the resulting sum the premiums ceded to reinsurers for excess per risk reinsurance and catastrophe reinsurance in the Independent Agents—Personal Lines and Independent Agents—Commercial Lines segments and excess per risk and quota share reinsurance in the Program Management and Insurance Services segments.
(4)	GAAP ratios are computed using earned premiums for both the loss and loss adjustment ratio and the expense ratio, and include the effect of eliminations in consolidation or combination. The net loss ratio is calculated by dividing net losses and loss adjustment expenses by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers. The net expense ratio is calculated by dividing the total underwriting, acquisition and operating expenses by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers. The net combined ratio is the sum of the net loss ratio and the net expense ratio.
(5)	This is the reported statutory surplus as regards policyholders (“statutory surplus”) of our lead insurance company, RUIC. See note 10 of our Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.
(6)	The net underwriting leverage ratio is the ratio of annual net written premiums divided by end of year statutory surplus. The ratio for 2003 is computed by dividing the sum of the net written premiums for the period January 1, 2003 to August 28, 2003 plus the period August 29, 2003 to December 31, 2003 by the statutory surplus as of December 31, 2003. Since the premiums for both of the 2003 periods are aggregated for this calculation, the same net underwriting leverage ratio is applicable to both of the 2003 periods.
(7)	Per share data is computed based on net income from continuing operations available to common shareholders after giving effect to accrued dividends on Series A preferred stock.
(8)	Redeemable preferred stock was issued to fund the 2003 Acquisition. Originally, the shares could be redeemed at the election of certain stockholders and the stock was presented as mezzanine financing until December 2004. Our Certificate of Incorporation was amended in 2004 to remove the stockholder election and the redeemable preferred stock was reclassified as permanent equity as of December 31, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated and Combined Financial Statements and the notes to those statements included in Item 8. of this annual report on Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This document may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), that reflect our current views with respect to future events and financial performance. These forward-looking statements, which may apply to us specifically or the insurance industry in general, are made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial, legislative and other developments. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will,” “continued,” “potential,” “continued,” “seek,” “predict,” or the negative version of those words or similar statements of a future or forward-looking nature for purposes of the federal securities laws or otherwise. Although Republic Companies Group, Inc. believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Republic Companies Group, Inc.’s actual results to differ materially from those projected, see Item 1A. Risk Factors in this Annual Report on Form 10-K. Except to the limited extent required by applicable law, Republic Companies Group, Inc. undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Republic Companies Group, Inc. and its direct and indirect subsidiaries and controlled affiliates are collectively known as The Republic Group. Republic Companies Group, Inc. operates as a holding company with one direct subsidiary, Republic Companies, Inc., whose principal insurance subsidiary is Republic Underwriters Insurance Company (“RUIC”). RUIC owns the stock of five insurance subsidiaries and a general business corporation Republic Diversified Services, Inc. (“RDS”) that is the attorney-in-fact for our Texas Lloyds plan insurer Republic Lloyds (RL). Republic Companies, Inc. also owns two managing general agencies (“MGAs”), Eagle General Agency, Inc. (“EGA”) and Republic Home Protectors, Inc. (“RHP”) (80% owned), and Republic Group Number Two Company (“RG2”), a general business corporation that exercises control, through a management agreement, over our Texas county mutual insurer, Southern County Mutual Insurance Company (“SCM”).

Through our network of independent agents and affiliated MGAs, we underwrite select personal and commercial property and casualty insurance primarily for short-tail risks in Texas, Louisiana, Oklahoma and New Mexico. In addition, we manage insurance programs through five unaffiliated MGAs that target niche markets and underwrite short-tail policies on our behalf in the Southwestern United States and in other select states. We also generate fee-based income by using our unique combination of charters and licenses to provide services to MGAs and national and regional insurance carriers that wish to access our markets.

We provide insurance products and services through four business segments:

•	Independent Agents—Personal Lines (Personal Lines)

In our Personal Lines segment, we underwrite personal lines insurance distributed through our network of independent agents. We tailor our products to meet the needs of policyholders located within Texas, Oklahoma, Louisiana and New Mexico, with an additional focus on underserved geographic and demographic markets.

These products currently include homeowners and dwelling fire, low-value dwelling, standard auto, nonstandard auto and personal umbrella coverages. Additionally, our personal lines products distributed through our two affiliated MGAs are included in this segment.

•	Independent Agents—Commercial Lines (Commercial Lines)

In our Commercial Lines segment, we underwrite commercial lines insurance distributed through our network of independent agents. Our farm and ranch products are distributed though independent agents and through an unaffiliated MGA. Our products target specific classes of business in service industries that we believe are generally underserved by the insurance industry, such as garages, family-owned restaurants and artisan contractors primarily within the Southwest region. These products currently include commercial package, auto, workers’ compensation, property, general liability, farm and ranch and commercial umbrella coverages.

•	Program Management

In our Program Management segment, we distribute personal and commercial insurance policies through contractual programs established with unaffiliated MGAs. These MGAs provide the underwriting, claims handling and management for our products in targeted niche markets. We write the policies produced through these MGAs, retain all or a portion of the business and cede any remaining premiums to highly-rated reinsurers. We receive a fronting fee on programs where we have quota-share reinsurance in addition to participating in the underwriting results of each program. We require various contractual, operational, financial and oversight controls on the business of each MGA (including an audit at least every six months) to protect our surplus and reputation. These relationships are based on years of experience with the MGA principals and an understanding of the products, markets and distribution of the programs. Through these unaffiliated MGA programs, we currently underwrite commercial auto, light commercial casualty, prize indemnification, lender’s collateral protection, employers’ nonsubscriber policies and nonstandard personal auto.

•	Insurance Services and Corporate (Insurance Services)

In our Insurance Services segment, we provide fronting services primarily to national and regional carriers seeking to use our charters and licenses to access certain insurance markets primarily in Texas through our Texas county mutual insurance company, other insurance subsidiaries and a controlled affiliate. These companies establish programs whereby we underwrite risks that are entirely ceded to the carriers in exchange for a fronting fee. Our principal fronting programs are for personal and commercial auto policies. Our Insurance Services segment captures revenues and expenses that are not allocated to any particular segment, including corporate interest expense and general holding company corporate overhead expenses, and the equity in our share of the earnings of Seguros Atlas, S.A. (“Atlas”), our 30% owned unconsolidated foreign insurance company.

One of our key strategies is to target underserved markets that we believe are less sensitive to the cyclical nature of the insurance industry. These cycles are defined by fluctuations in pricing and availability of insurance coverage. Markets with excess underwriting capital suffer from intense price competition and erosion of underwriting discipline resulting in poor operating performance. These market conditions usually lead to a period of diminished underwriting capacity as insurance companies exit unprofitable lines, exhibit greater underwriting discipline, increase premium rates and implement more restrictive policy terms and conditions.

Our strong performance in the period leading up to the year 2000 reflects the success of our geographically focused strategy, in what we considered to be an unfavorable underwriting environment. Our underwriting performance deteriorated in 2000, 2001 and 2002 as the result of court imposed property mold contractual liability that did not previously exist in Texas and losses from several commercial lines products that were subsequently discontinued. After the 2003 Acquisition, our insurance operations returned to profitability following a series of initiatives undertaken by our current management team, which included introducing redesigned personal lines products that addressed mold contractual liability, re-underwriting our entire commercial lines book of business and targeting underserved rural and small to medium-size metropolitan markets.

Our insured risks generally exhibit higher losses in the second and third quarters of the year due to a seasonal concentration of weather-related events in our geographic region. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second quarter historically has experienced the highest frequency of these losses. For example, for the last five years, the contribution of weather-related catastrophes to the consolidated second quarter net loss ratio (i.e., after reinsurance recoveries) was, on average, approximately 8 points greater than the average contribution of catastrophes in the other three quarters. For 2005, our losses from Hurricanes Katrina and Rita (see next section—Recent Developments) were the first significant hurricane losses since Hurricane Lili in 2002 and were the most significant catastrophe losses for our Company since the Northridge earthquake in 1994, where we operated under a different ownership, territorial and organizational structure. Our Personal Lines segment has been most heavily impacted by this seasonality of weather events, with the contribution of weather-related catastrophes to its second quarter net loss ratio, on average, approximately 13 points greater than the average contribution of catastrophes in the other quarters over this same period. As described in Item 1. Business—Reinsurance, we purchase various levels of reinsurance to help protect us from the high frequency and severity of these events.

We believe that operating conditions in our market continue to be favorable in 2006 and we believe that premium levels are still attractive in the market segments in which we offer our products and services. We have seen a moderation in pricing increases and selected pricing decreases in certain segments of the market as a sustained period of favorable underwriting conditions has attracted new capital into the industry in spite of the recent hurricane activity.

Recent Developments

The big story in the insurance industry in 2005 was the occurrence of three major hurricanes that struck the United States mainland. Hurricane Katrina is the most costly natural disaster to occur in the United States in modern times. Additionally, Hurricanes Rita and Wilma are also in the top 10 of the most costly storms to hit the U.S. We did not suffer any losses from Hurricane Wilma; however, Katrina and Rita significantly impacted our operating area and presented us with many challenges that we and other insurers had never seen before. Our initial estimates of ultimate losses were based on the best available data and assumptions regarding coverage, damage, demand surge and reinsurance, including claims received to date at the time of the estimates, industry loss estimates, estimates from industry and proprietary models, and contract language, among other factors. In developing our initial estimated losses, our exposure tracking tools allowed us to accurately estimate frequency by overlaying our risk locations over the path of both storms. In developing our initial estimate of the average severity, we increased our historical average severities for roof damage from wind and falling trees by a factor of 2 to 3 for potential increases in repair costs and other uncertainties associated with these large events. However, the impact of delayed access to some of the damaged areas, the impact of additional 2005 storms after Katrina and Rita and the impact of subsequent increases in the cost of materials and contractor repairs pushed the average severity on both storms higher than originally anticipated. Our initial estimate of $35.0 million gross loss and loss adjustment expenses (“LAE”) before reinsurance for Hurricane Katrina has been increased to $45.3 million due to the higher average severity. Our initial estimate of $31.0 million gross loss and LAE before reinsurance for Hurricane Rita has been increased to $47.2 million for the same reasons. Individually and collectively and before reinsurance recoveries, these two events were the most costly events in the Company’s history, excluding events in other states outside our current southwestern state territory under prior ownership (such as the 1994 Northridge earthquake in California).

Importantly, the recent loss projections from both events continue to be comfortably within our reinsurance coverage limits. After taking into account anticipated reinsurance recoveries for losses and LAE, our combined retention on the two major hurricanes was approximately $5.0 million. Our reinsurance program provided $55.0 million of coverage per event after a $5.0 million retention that involves four layers of participation by highly-rated reinsurers. In addition, we had an aggregate catastrophe program that provided for recovery of another $5.0 million after a $10.0 million retention. These programs also provided for reimbursement for the reinstatement premium that came due after the first event. Thus, our net retention on each event was $5.0 million and the $5.0 million recovery under our aggregate catastrophe treaty resulted in a total net loss of approximately $5.0 million related to the two storms.

Our program contemplated coverage for two named storms. After Katrina and before Rita, we purchased additional reinsurance for a third and fourth large severity event at a combined cost of $4.1 million. (See additional comments later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Our reinsurance treaties include cash call provisions which provide ready access to cash to pay ceded losses and LAE based upon projected payment patterns. By closely monitoring the timing of loss payment patterns and coordinating these with the timing of reinsurance recoveries we have had adequate cash flow to pay losses without the need to liquidate securities held in our investment portfolio. This avoided the potential negative implications of liquidating long-term bond holdings during a period of rising interest rates. Our reinsurance recoverables at December 31, 2005 are higher than at December 31, 2004 primarily because of higher ceded recoverables for losses and LAE related to Hurricanes Katrina and Rita. We have experienced no collectibility issues regarding these recoverables and anticipate no uncollectible reinsurance recoverables associated with these storms.

Despite the severe damage suffered by our policyholders and agents in Louisiana and Texas, we are committed to writing insurance in these regions. Our regional and local perspective will help us focus on proper pricing, dispersion of risk and maintenance of appropriate reinsurance to facilitate a return to profitable underwriting operations in these areas.

Principal Revenue and Expense Items

We derive our revenue from net insurance premiums earned, net investment income, net realized gains from investments and other income.

Net insurance premiums earned. Premiums are earned ratably over the term (generally one year) of the related policy. Net insurance premiums earned are the portion of our net written premiums ratably earned during a measured period. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premium liabilities and are realized as revenue in subsequent periods over the remaining term of the policy. As described in more detail in Note 2 to our audited consolidated and combined financial statements included in this annual report, our unearned premium liability was adjusted to fair value at the 2003 Acquisition date. The fair value adjustment of the unearned premium liability was amortized over a twelve month period following the 2003 Acquisition, since the related policies have one year terms or less. In addition, we track gross written premiums, which include all premiums billed under the policies underwritten by our insurance companies during a specified policy period and most closely reflect our sales efforts, and net written premiums, which are the portion of our gross written premiums that we retain after cessions to reinsurers. In prior years, policy fees received from various fronting programs in the Program Management and Insurance Services segments were included in gross and net written premiums and net insurance premiums earned. Such fees are generally returned to the respective producers in the form of additional commission and were not a part of our net income. Since these policy fees are charged and retained by the producing unaffiliated MGA or insurer, we elected in 2005 to net these fees and the related commission within Other Income and to reclassify the presentation in prior periods to be consistent with the 2005 presentation. The impact is to reduce written and earned premiums and to reduce commission or acquisition expenses, although there is no net income effect (See additional comments under—Reclassifications below).

Net investment income. We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and LAE) in cash, cash equivalents and fixed-income securities. Our net investment income includes interest earned on our invested assets.

Net realized gains (losses). Net realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their cost or amortized cost and recognize realized losses when investment securities are sold for an amount less than their cost or amortized cost or written down as a result of other-than-temporary impairments.

Other income. Our other income primarily includes fronting fees. Our insurance companies charge fronting fees to insurance carriers for whom we provide fronting services. We also charge fronting fees to some of our unaffiliated MGAs in connection with the policies that they underwrite on our behalf. Other income also includes installment billing fees collected from insureds who elect to pay their insurance premiums on an installment billing plan.

Our expenses consist primarily of net losses and LAE incurred and underwriting, acquisition and operating expenses.

Net losses and LAE incurred. Net losses and LAE incurred represent our largest expense item and include the following, net of paid or anticipated salvage and subrogation: (1) claim payments; (2) estimates for future claim payments and changes in those estimates for current and prior periods; (3) internal and external costs associated with adjusting, investigating and defending claims; and (4) estimates for future LAE and changes in those estimates for current and prior periods.

Underwriting, acquisition and operating expenses. Our underwriting, acquisition and operating expenses are those that we incur to acquire and underwrite insurance risks. These consist of commission expenses and other underwriting, acquisition and operating expenses, both of which are included in the same line item in our financial statements.

•	Commissions. We pay base and contingent commissions to our independent agents and MGAs for producing and managing our insurance policies. Our independent agents may earn contingent profit sharing commissions based on their premium volume and the loss ratios on the business they produce. In addition to a base commission, the commissions paid to our unaffiliated MGAs vary using a sliding scale that ties commissions to the ultimate profitability of the insurance policies produced by the MGAs. These commissions are subsequently adjusted after a policy is written in order to compensate our MGAs based on the ultimate profitability of business produced. As noted above, we elected in 2005 to net the commission expense associated with policy fees reported by unaffiliated MGAs and insurers writing through our fronting programs with the related policy fees within Other Income. We reclassified the commission expense for all periods presented to provide a comparable presentation. The impact reduces commission expense by the amount of the policy fee commission; however, there is no impact on net income (see additional comments under—Reclassifications below).

•	Other underwriting, acquisition and operating expenses. Other underwriting, acquisition and operating expenses consist of general underwriting and administrative expenses, such as salaries, underwriting reports, rent, postage, depreciation and all other operating expenses not otherwise classified separately, including boards, bureaus and assessments of statistical agencies for policy service and administration items, such as rating manuals, rating plans and experience data. We also pay state and local taxes based on premiums, licenses and fees, and assessments and contributions to involuntary risk pools and state regulatory bodies. Historically, certain installment billing fees were recorded as a reduction of operating expense. In 2005, we elected to reclassify such fees as Other Income and reclassify these installment fees for all periods presented. This had the impact of increasing Other Income and Other Underwriting, Acquisition and Operating Expenses; however, there was no impact on net income (see additional comments under—Reclassifications below).

Interest expense. We pay interest on our senior secured credit facility and on our trust preferred securities.

Income tax expense. We pay federal income taxes based on income.

Equity in earnings of unconsolidated foreign insurance company. We record our 30% investment in Atlas on the equity basis of accounting. Equity in earnings of unconsolidated foreign insurance company includes our share of the income of Atlas.

Key Financial Measures

We evaluate the performance of our business segments by monitoring key measures of growth and profitability. We generally measure our operating results by examining our net loss, net expense and net combined ratios, our underwriting leverage, our net income and our return on average equity. We measure our growth by examining our written and earned insurance premium growth rate. The following provides a further explanation of the key measures that we use to evaluate our results.

Gross written premiums. Gross written premiums are the total of direct written premium plus any assumed premiums written, before the effect of reinsurance. This is the most direct measure of the Company’s volume of business written and the basis on which we assess growth and business activity.

Net written premiums. Net written premium is the portion of gross written premiums that we retain after ceding premiums to reinsurers. For our independent agents segments, the cost of excess per risk, catastrophe and facultative reinsurance reduces gross written premiums to arrive at net written premium. In our Program Management segment, the non-retained portion of programs ceded under quota share arrangements to unaffiliated reinsurers and the cost of excess per risk on certain programs, represents ceded premium and is deducted from gross written premiums to arrive at net written premiums for our retained portion of this business.

Insurance premium growth rate. Insurance premium growth rate is the change (expressed as a percentage) in premiums written or earned from one period to another period. Our gross written premium growth rate is meaningful in evaluating sales of our insurance products. Due to the significant amount of gross written premiums ceded in our Insurance Services and Program Management segments from our fronting business, we also evaluate our growth based on the change in net written premiums. Our net written premium growth rate is meaningful in evaluating the sales of our insurance products after the effects of reinsurance, which includes removing the impact of our fronting business. Gross and net written premiums are also related to our ability to generate net insurance premiums earned.

Net loss ratio. Net loss ratio is the ratio (expressed as a percentage) of net retained losses and LAE incurred to net insurance premiums earned. Our net loss ratio is meaningful in evaluating the underwriting profitability of the insurance policies that are not ceded to reinsurers. Due in part to the significant amount of gross written premiums produced and ceded in our Insurance Services and Program Management segments from our fronting business, we calculate our loss ratio on a net basis (after the effect of ceded reinsurance). Among other factors, items that influence losses and LAE incurred and net loss ratio in a given period include (1) the adequacy of the premiums charged for risks assumed, (2) the number and size of exposures written, (3) trends in the frequency and severity of claims, (4) changes in the legal environment relating to coverage interpretations and jury awards, (5) the cost of adjusting claims and (6) the re-estimation of prior years’ liabilities for unpaid losses and LAE. Amortization of the fair value adjustment of the unearned premium, which was recognized in the application of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, in the 2003 Acquisition, affected the reported net insurance premiums earned. This impacted the net loss ratio in the 2004 and the period August 29 to December 31, 2003. Where appropriate, the impact of this adjustment has been disclosed.

Included in net losses are catastrophe losses. A catastrophe loss is a single or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our independent agency segments, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office (“ISO”), a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry wide direct insured losses to property and that affect a number of insureds and insurers. We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations (i.e., weather or other catastrophic events with losses aggregating at least $400,000 within the normal 72 or 96 hour catastrophe period). Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. Thus, our net loss ratio consists of one component excluding catastrophe losses and another component representing only catastrophe losses.

Net ex-catastrophe loss ratio (expressed as a percentage) is the ratio of net losses and LAE incurred, not including losses from industry designated catastrophic events or other weather events with losses per event aggregating at least $400,000, divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers. This ratio is meaningful in evaluating the underwriting profitability of the insurance policies that are not ceded to reinsurers and that are not related to unpredictable catastrophic events.

Net catastrophe loss ratio (expressed as a percentage) is the ratio of net losses incurred from industry designated catastrophic events or other weather events with losses aggregating at least $400,000, divided by the net insurance premiums earned. This ratio is net of amounts ceded to reinsurers. This ratio is meaningful in evaluating our management of our exposure to weather catastrophes and effective use of reinsurance to mitigate catastrophic losses.

Net expense ratio. Net expense ratio is the ratio (expressed as a percentage) of underwriting, acquisition and operating expenses to net insurance premiums earned and measures the cost of producing our insurance business through independent agents and MGAs and our operational efficiency in underwriting and administering our insurance business. Due in part to the significant amount of gross written premiums produced and ceded in our Program Management and Insurance Services segments from our fronting business, we calculate our expense ratio on a net basis (after the effect of ceded reinsurance). Among other factors, items that influence our net expense ratio include (1) agents’ and MGAs’ base commissions and profitability commissions, (2) salaries and benefits costs, (3) underwriting and risk selection costs, (4) premium taxes, fees and regulatory assessments, (5) infrastructure costs of buildings, fixed assets and systems, (6) write-offs of uncollectible premium receivables, and (7) amortization of deferred policy acquisition costs. Certain expenses that vary with and are primarily related to the acquisition of insurance policies are capitalized as deferred policy acquisition costs assets and amortized over the applicable policy period. Interest expense, income taxes, investment expenses, expenses associated with producing fronting revenues and certain holding company expenses are not included in the calculation of the net expense ratio. Certain expenses, such as depreciation of fixed assets, which are included in the net expense ratio, were impacted by purchase GAAP accounting. In particular, amortization of the fair value adjustment of the deferred policy acquisition cost asset, which was recognized in the application of the SFAS No. 141 in the 2003 Acquisition, affected our reported underwriting, acquisition and operating expenses. In addition, amortization of the fair value adjustment of the unearned premium, also recognized pursuant to SFAS No. 141, affected the reported net insurance premiums earned. This impacted the net expense ratios in 2004 and 2003. Where appropriate, the impact of these adjustments has been disclosed. Accordingly, net expense ratios for post-acquisition periods are not comparable with net expense ratios for pre-acquisition periods.

Net combined ratio. Net combined ratio (expressed as a percentage) is the sum of the net loss ratio and the net expense ratio and measures a company’s overall underwriting profit. If an insurance company’s net combined ratio is above 100%, the company has incurred an underwriting loss on its book of business and cannot be profitable without investment income (which may or may not be sufficient to offset underwriting losses). We use the net combined ratio in evaluating our overall underwriting profitability on a consolidated and a segment basis and as a measure for comparing our profitability to the profitability of our competitors. Net combined ratios for post-acquisition periods may not be comparable with net combined ratios for pre-acquisition periods because of the lack of comparability of expense ratios described above. The net combined ratio was affected by the amortization of certain fair value adjustments recognized pursuant to SFAS No. 141 for the twelve months following the 2003 Acquisition as more fully described above under—Net loss ratio and—Net expense ratio. Where appropriate, the impact of these adjustments has been disclosed.

Net income and return on average equity. We use net income to measure our profits and we use return on average equity (expressed as a percentage) to measure our effectiveness in utilizing our shareholders’ equity to generate net income. This approach was adopted subsequent to the 2003 Acquisition.

In determining return on average equity for a given year, net income is divided by the average of the beginning and ending shareholders’ equity (including our Series A preferred stock for the 2003 Stub Period) for that year. Our return on average equity model allocates equity to the Personal Lines, Commercial Lines and Program Management segments using net underwriting leverage ratios. The difference between the sum of the equity allocated to those segments and the actual consolidated equity is reflected in the Insurance Services segment. The model evaluates various significant risks in determining the appropriate underwriting leverage for each line of business. The computed risk-adjusted leverage ratio is divided into the net written premiums by line of business within each segment to determine the amount of equity allocable to the segment. For each segment, we compute liabilities for losses and LAE, unearned premiums, deferred policy acquisition costs, premiums receivable and reinsurance recoverables. Our return on average equity model builds a balance sheet by segment using these computed assets and liabilities, the allocated equity and prorations of other assets, other liabilities and investments. Allocated assets include premiums receivable, reinsurance recoverables, deferred policy acquisition costs and estimates of deferred tax assets and other assets plus an allocation of invested assets sufficient for total assets to equal computed liabilities and allocated equity. Consolidated net investment income and consolidated net realized gains (losses) are allocated to segments based upon their allocated investments. Consolidated income tax expense (benefit) is allocated to segments based upon their relative share of income (loss) from continuing operations before income taxes. We do not allocate extraordinary income or equity in earnings of our unconsolidated foreign insurance company by segment.

Net underwriting leverage. Net underwriting leverage is the ratio of our net written premiums to our statutory surplus and measures our exposure to pricing errors in our book of business. Generally, the higher the ratio, the greater the potential adverse impact of pricing inadequacy on statutory surplus. However, certain short-tail lines of business, such as auto physical damage policies, are more predictable and less sensitive to pricing errors, and can operate with higher net underwriting leverage than long-tail lines of business. Generally, short-tail lines require lower amounts of capital to yield acceptable underwriting profit margins. We compute target net underwriting leverage ratios by line of business and develop a weighted average target net underwriting leverage ratio by segment based on the lines of business written in that segment. The target ratio for each segment is used in the return on average equity computation for that segment. Net underwriting leverage on a consolidated and combined basis is computed by dividing actual net written premiums by reported statutory surplus.

Critical Accounting Policies

Our critical accounting policies involve (1) revenue recognition, (2) recognition of losses and LAE, (3) estimating the recoverability of certain key assets, including reinsurance recoverables, premium receivables and deferred policy acquisition costs, (4) valuation of investments, (5) deferred taxes, (6) accounting for business combinations and (7) accounting for stock-based compensation. The unaffiliated MGAs provide monthly accounting reports of premium, loss and expense activity, which are generally delayed one month from actual activity; accordingly, our financial information for this segment is reported on a one-month lag. The following should be read in conjunction with the notes to our audited consolidated and combined financial statements included in this annual report.

Revenue recognition. Our consolidated revenues are derived principally from insurance premiums earned, investment income and fronting fees. Insurance premiums are earned ratably over the policy term. Unearned premium liabilities are recorded for the portion of premium applicable to the unexpired portion of policy terms. Prepaid reinsurance assets are recorded for the portion of unearned premium liabilities ceded to reinsurers or other carriers. Fronting fees are earned over the policy period of the fronted policies. Unearned fronting fee liabilities are recorded for the portion applicable to the unexpired policy period. In each case the relevant policy period is generally one year. Investment income is recognized on an accrual basis of accounting.

Recognition of losses and LAE. Losses and LAE are the sum of paid losses and LAE plus estimates of amounts needed in the future to pay claims and related expenses for insured events that have already occurred. Liabilities for losses and LAE represent our estimate at a particular point in time of the ultimate unpaid losses and LAE incurred, including settlement and administration of losses based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process of establishing the liability for unpaid losses and LAE is complex, requiring the use of informed estimates and judgments. The amount of liabilities for losses and LAE for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity and other information considered pertinent to estimating the exposure presented by the claim. The amount of liabilities for losses and LAE for unreported or underreported claims is estimated based upon actuarial methodologies, including judgments relative to claims severity and frequency based upon historical company and industry experience of ultimate net loss ratios, product mix, underwriting standards, claims settlement practices, the length of time before losses will develop to their ultimate level, changes in the law and other external factors that are often beyond our control and estimates of salvage and subrogation. We determine the amount of liabilities for losses and LAE by line of insurance both before and after the impact of losses and LAE ceded to reinsurers.

Due to the inherent uncertainty associated with the estimation process, the ultimate liability for claims may differ, perhaps substantially, from the original estimate. Examples of factors we have experienced that have resulted in differences between the ultimate and the estimated liability for claims include:

•	extraordinarily large scale events with widespread damage, inaccessibility to properties and increases in the cost of repairs due to labor and materials shortages following catastrophic weather events, such as experienced in 2004 and 2005 with repeated major hurricanes;

•	unexpected policy coverage issues, such as experienced in 2001 and 2002 from judicial decisions regarding mold coverages on personal property policies;

•	lack of internal historical data on new lines of business, such as we experienced in the late 1990s and early 2000s when our new commercial book of business was rapidly growing;

•	unexpected regulatorily mandated premium rate rollbacks such as experienced in 2003 and 2004 on Texas personal property policies;

•	changes in the development patterns of accident injuries, such as resulted from an increase in the number of larger vehicles in use;

•	general changes in policyholders’ claims behavior, such as experienced in 2003 and 2004 when real property owners became more reluctant to file mold claims due to a growing reticence of subsequent potential buyers to buy properties which had been the subject of these claims; and

•	the availability and use of external loss adjusters.

We regularly review and update our liability estimates, considering these and other factors, and include resulting adjustments of liability estimates in the current period’s results. Liabilities are estimated using information and data available at the date of estimation. Sometimes the information and data are incomplete or are related to dynamic factors that may change after the liability estimation date. In the subsequent period when more complete information and data are available, the liabilities are adjusted with favorable or unfavorable development.

Our general actuarial reserving methodology has remained consistent for a number of years. This methodology uses several approaches in estimating the ultimate incurred losses including a historical review of paid and case incurred experience and a Bornhuetter-Ferguson review of paid and case incurred experience, which uses expected loss ratios. The selected ultimate incurred loss is determined after factoring in the nature of the line of business, the number of years of experience, the age of the accident year, the loss reporting pattern and other factors. Using this method we compute a point estimate of liabilities by segment and by general lines of business within the segments. We do not currently compute estimated ranges of loss liabilities. We apply our actuarial methodology to the dynamic set of variables existing at the time the liabilities are estimated, which variables individually may have the effect of increasing or decreasing such liabilities. The impact of these variables can reasonably be expected to cause total recorded liabilities to fluctuate between periods. Examples of the dynamic variables we have experienced that have impacted such liabilities include:

•	increased policy counts, such as we experienced in Texas personal property in 2001 and 2002 after competitors decreased policy writings due to the mold crisis, or such as we experienced in Texas personal auto in 2002 and 2003;

•	changes in policy forms and coverage limitations, such as higher policy deductibles for catastrophe losses applied in Texas and Louisiana personal property policies in 2002 and 2003, and stronger exclusions on mold losses in Texas personal property policies;

•	initiating new or expanding upon existing lines of business where we must rely more heavily on industry data rather than internal historical patterns in establishing liabilities for losses and loss adjustment expenses. For example, we expanded our commercial lines of business in our Commercial Lines segment in the latter 1990s. As we accumulated internal historical claims experience over several years we were able to better estimate the liability than when we relied on industry claims experience to establish such liabilities;

•	changes in participations in MGA driven programs. We increased our net retention in our largest MGA program from 10% to 20% in 2004, 20% to 40% in 2005, which resulted in a significant increase in the liabilities for this program during 2005 (for 2006, we increased our net retention from 40% to 50%);

•	additions or termination of MGA programs such as the addition of a nonstandard auto and a commercial auto program in late 2002, which increased liabilities for the Program Management segment in 2003, and the termination of three programs in 2003 and 2004, which decreased liabilities for the Program Management segment in 2004 and 2005 as the pending claims were settled. The effect of MGA program additions and terminations coupled with the effect of higher retentions on certain MGA programs can have a significant impact on the level of liabilities in the Program Management segment; and

•	changes in internal claims department structure and claims systems impacting the establishment of case based liabilities, such as experienced in 2003 when we consolidated our internal claims department into one unit, which impacted our Personal Lines segment and our Commercial Lines segment.

We closely monitor our liabilities for losses and loss adjustment expenses and recompute liabilities periodically using the most recent information on reported claims. Changes in information after the liabilities are estimated are reflected in the liability computation of the subsequent period when the changed information is available. Specifically, at least quarterly, we review, by line of business, existing liabilities, new claims, changes to existing case estimates and paid losses with respect to the current and prior years.

We have no known liabilities for asbestos-related illnesses, toxic waste or other environmental remediation risks.

See Notes 3 and 8 to our audited Consolidated and Combined Financial Statements included in Item 8 in this annual report on Form 10-K.

Recoverability of certain assets. In the ordinary course of business, we enter into reinsurance contracts to protect against the impact of large, irregularly-occurring losses, to limit our maximum losses and to support our Program Management and Insurance Services segments. The financial reporting for a contract with a reinsurer depends upon whether the contract terms for risk transfer, incurred losses, claim reimbursement and other fund flows are appropriate for treatment as reinsurance in accordance with GAAP. The Company’s reinsurance contracts meet the risk transfer requirements in accordance with GAAP. The Company has no finite risk reinsurance arrangements. Assets for balances due from reinsurance companies and for prepaid reinsurance premiums are recorded for reinsurance contracts. Such assets include the ceded portion of paid losses and LAE, ceded recoverables for losses and LAE and ceded unearned premiums. These are reported on our balance sheet separately as assets, instead of being netted against the related liabilities in accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under our reinsurance agreement with them. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating liabilities for loss and LAE affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and financial strength ratings of our reinsurers. We require unauthorized reinsurers and certain other reinsurers to collateralize their share of paid losses, ceded liabilities for losses and LAE and ceded unearned premiums either by placing funds in a trust account or by providing a letter of credit. Management regularly reviews the recoverability of our reinsurance recoverables and establishes an allowance when appropriate.

In accordance with GAAP, we defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized, recorded as an asset and charged to expense in proportion to insurance premium revenue earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and LAE and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of the deferred acquisition cost assets are highly dependent upon estimated future loss costs associated with the written premiums. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and LAE, unamortized acquisition costs and maintenance costs exceed related unearned premiums and anticipated investment income. Management regularly reviews the categories of costs being deferred and the recoverability of the deferred costs. See Note 3 to our audited consolidated and combined financial statements included in this annual report. As described in more detail in Note 2 to our audited consolidated and combined financial statements included in this annual report, our deferred policy acquisition cost asset at the 2003 Acquisition date was adjusted to zero under purchase-GAAP. This adjustment decreased the commissions and other underwriting, acquisition and operating expenses in 2003 and 2004. We currently do not have a premium deficiency or an issue with recoverability of any deferred expenses.

Premium receivables are recorded for the portion of premiums written but not yet paid by policyholders. Estimates of uncollectible premiums are recorded based upon historical payment patterns and the aging of receivables. Management reviews the recoverability of premiums at least quarterly and records an expense for the estimated unrecoverable portion of the receivables.

Valuation of investments. Our investments are recorded at fair value, which is typically based on publicly available quoted prices. Unrealized appreciation or depreciation of investments held available for sale is shown as a separate component of shareholders’ equity as accumulated other comprehensive income, net of the related income tax effect. The cost of investments sold is determined using the specific identification method. Impairment of investments results in a charge to earnings when a market decline below cost is deemed to be other-than-temporary. We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. We consider a number of criteria during this process, including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security, the length of time the security’s fair value has been below cost or amortized cost, as appropriate, and specific credit issues related to the issuer and current economic conditions. We focus particular attention on securities having fair values of less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment and a recognized capital loss. See Item 1. Business—Investments and Notes 3 and 5 to our audited consolidated and combined financial statements included in this annual report.

We recognize our investment in Atlas on an equity basis of accounting due to our 30% ownership interest, board seats and certain contractual governance rights. The Mexican-based financial statements are converted to a

U.S. GAAP basis and adjusted for foreign currency exchange rates. We utilize the assistance of professional accountants and actuaries familiar with the requirements of U.S. GAAP and Mexican accounting to help us convert the financial statements. The carrying value of Atlas is also adjusted for the value of the Mexican peso with the change reflected as foreign currency translation gain or loss, net of related deferred income tax, as a component of other comprehensive income within shareholders’ equity. See Item 1. Business—Investments and Note 5 to our audited consolidated and combined financial statements included in this annual report.

Deferred taxes. We utilize the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss, capital loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized. See Notes 3 and 12 to our audited consolidated and combined financial statements included in this annual report. Deferred taxes are not recognized for differences that are permanent in nature (such as the difference between the carrying value and tax basis of our investment in Atlas (see note 5 to our consolidated and combined financial statements)).

Accounting for business combinations. We adopted SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets, effective August 29, 2003, with our purchase of RUIC and certain subsidiaries and affiliates. The 2003 Acquisition was accounted for using the purchase method of accounting with the purchase price for the 2003 Acquisition allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the net fair values over the purchase price resulted in negative goodwill. Certain noncurrent nonfinancial assets were written down due to the negative goodwill and the remaining negative goodwill was recognized as an extraordinary gain in accordance with SFAS No. 141. Management believes the negative goodwill occurred in large measure due to the seller’s desire to exit certain North American insurance markets. See Note 2 to our audited consolidated and combined financial statements included in this annual report.

Accounting for stock-based compensation. In March 2004, we adopted a stock plan enabling the Company to award shares or options to officers, directors, key employees and other designated parties, and we granted restricted stock awards that will vest over three to five years. We adopted SFAS No. 123, Accounting for Stock-Based Compensation in 2004, and recorded $4.3 million as the fair market value of the total stock awards granted and recorded non-cash stock compensation expense of $1.1 million, which represented the portion of awards vested during 2004. At the time, our common stock was not traded in a public market. Therefore, judgment was required in estimating the fair value of the stock. Our estimated fair value was based on several factors including market multiples of comparable publicly-traded companies. Additionally, stock option awards were granted in 2005 subsequent to our IPO, and we recorded total stock compensation expense of $1.2 million in 2005. See Notes 3 and 18 to our audited consolidated and combined financial statements included in this annual report. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment, which will replace SFAS No. 123, effective for us in 2006; however, we do not anticipate that the implementation of SFAS No. 123R, in 2006 will have a significant impact on our results of operations.

Employee benefits. We account for our qualified noncontributory defined benefit pension plan in accordance with SFAS No. 87, Employers’ Accounting for Pensions. Our projected benefit obligation is dependent upon several future events, including the retirement dates and how long employees and any survivors live. We estimate the effects of such future factors and select benefit plan estimates, particularly the discount rate and expected long-term rate of return on pension plan assets. These selections can have a significant impact on the valuation of our projected benefit obligation and benefit expense, and thus on the consolidated results of operations and financial position.

We annually determine the assumptions used to calculate our benefit plan obligations. We establish a discount rate based upon published investment grade and long-term corporate bond yields, and consider the duration of the employees’ service and retirement. In 2005, we lowered the discount rate to 5.50% from 5.75% in 2004 and 6.25% in 2003, which increased our minimum pension liability to $4.6 million before taxes.

The estimated long-term rate of return that we assume on pension plan assets affects our pension expense during a particular period. We perform an analysis of expected long-term rates of return based on the allocation of our pension plan assets and recent economic conditions to develop an expected long-term rate of return. For 2005 and 2004, we utilized an expected rate of return of 8.0% on our pension assets in arriving at these costs. As of December 31, 2005, approximately 60% of the plan assets were invested in common stock and 40% were invested fixed income securities. The plan assets constituted 90.7% of the projected benefit obligation as of December 31, 2005.

No contribution to the plan was required in 2005 and none is projected in 2006. However, due to the reduction in the discount rate in each of the past two years, an additional minimum pension liability of $2.3 million and $0.8 million (after the related deferred tax effect) was recorded as a component of other comprehensive income for 2005 and 2004, respectively.

We also have a nonqualified noncontributory defined benefit pension restoration plan for a select group of management employees. This plan restores the benefit lost by these employees as the result of cap limits on the qualified plan. This plan is also accounted for in accordance with SFAS No. 87. The plan assumptions are the same as the qualified plan. The nonqualified plan is funded with a Rabbi Trust with assets comprising 73.0% of the projected benefit obligation as of December 31, 2005. This plan incurred a pension cost of $0.1 million in 2005 and is expected to require an estimated contribution of $0.1 million in 2006.

We have other employee benefit plans, including a 401(k) defined contribution plan, profit sharing and deferred compensation plans and group life and health plans. However, we do not have any other post-retirement benefit plans other than the ones described above.

Comparability of Financial Statement Information

As noted in Item 1. Business, Republic Companies Group, Inc. is an insurance holding company and did not have any operations prior to its acquisition of the operating companies of Republic Financial Services, Inc. (“Predecessor Company”) on August 29, 2003. As a result of the 2003 Acquisition, we were required under GAAP to adopt purchase accounting as prescribed by SFAS No. 141 and record our assets and liabilities at their fair market value at the time of the 2003 Acquisition. Since the price paid in the 2003 Acquisition was less than our net asset value, we recorded negative goodwill and wrote down the value of some of our assets. The resulting change in the book value of our assets limits the comparability of several income statement items from and after August 29, 2003 to those items in preceding periods and to those in succeeding periods after the amortization of certain items was completed. The financial information provided in this annual report for periods prior to August 29, 2003 was derived from the reported historical GAAP-based financial statements of the Predecessor Company may not be comparable to the purchase GAAP-based financial statements prepared after that date.

Income statement information and key financial measures are presented by segment on a consolidated basis for three post-acquisition periods, the years ended December 31, 2005 and 2004 and the period from August 29, 2003 to December 31, 2003 (“2003 Stub Period”). Income statement information and key financial measures are also presented by segment on a combined basis for the pre-acquisition period January 1, 2003 to August 28, 2003 (“2003 Cutoff Period”). Year-to-year comparisons of 2003, which aggregate the 2003 Cutoff Period and the 2003 Stub Period, are referred to as “2003 Total” and are included only for income statement components and metrics that reasonably can be aggregated after the change in the basis of accounting. We have provided limited period-to-period comparisons, where appropriate, for those income statement components and key financial measures that are not affected by the change in the basis of accounting. You should read this discussion in conjunction with the accompanying consolidated and combined financial statements and notes included elsewhere in this annual report.

In connection with the 2003 Acquisition, we adjusted our unearned premium liability to fair value at the August 29, 2003 acquisition date pursuant to SFAS No. 141. The adjustment reduced the unearned premium liability to its fair value by $23.5 million, which was approximately equal to the historical deferred acquisition cost asset of $24.2 million. The fair value adjustment of the unearned premium liability was amortized over twelve months following the 2003 Acquisition. Thus, the results of operations involving net insurance premiums earned, commissions, underwriting, acquisition and operating expenses along with the net loss, net expense and net combined ratio reflect the impact of the amortization of the purchase GAAP fair value adjustment during the 2003 Stub Period and January through August 2004. Any comparison of the amounts between the 2003 Cutoff Period, 2003 Stub Period, 2003 Total and the years 2004 and 2005 must be viewed in light of the amortization of the purchase GAAP fair value adjustment. The following table reflects the impact of the amortization by segment of the fair value adjustment of the unearned premium liability as if it were an approximation of the historical deferred acquisition cost asset in the respective periods set forth below. There was no impact on the Insurance Services segment since there is no net retention of premiums, losses or underwriting and acquisition expenses. Amortization of this adjustment was completed in the third quarter of 2004 and there was no impact thereafter on our financial statements.

Impact of the Amortization of the Purchase—GAAP Fair Value Adjustment of the Unearned Premium Liability

	Year Ended December 31, 2004	Period August 29 to December 31, 2003
	(Dollars in thousands)
Independent Agents—Personal Lines
Net insurance premiums earned
Pre amortization balance	$134,027	$49,297
Amortization of fair value adjustment	(9,543)	(5,142)

Post amortization balance	$124,484	$44,155

Total underwriting, acquisition and operating expenses
Pre amortization balance	$42,983	$17,361
Amortization of fair value adjustment	(9,543)	(5,142)

Post amortization balance	$33,440	$12,219

Independent Agents—Commercial Lines
Net insurance premiums earned
Pre amortization balance	$56,215	$21,855
Amortization of fair value adjustment	(4,549)	(2,528)

Post amortization balance	$51,666	$19,327

Total underwriting, acquisition and operating expenses
Pre amortization balance	$21,560	$7,908
Amortization of fair value adjustment	(4,549)	(2,528)

Post amortization balance	$17,011	$5,380

Program Management
Net insurance premiums earned
Pre amortization balance	$46,716	$13,299
Amortization of fair value adjustment	(1,601)	(177)

Post amortization balance	$45,115	$13,122

Total underwriting, acquisition and operating expenses
Pre amortization balance	$18,782	$3,498
Amortization of fair value adjustment	(1,601)	(177)

Post amortization balance	$17,181	$3,321

	Year Ended December 31, 2004	Period August 29 to December 31, 2003
	(Dollars in thousands)
Insurance Services and Corporate
Total underwriting, acquisition and operating expenses
Pre amortization balance	$(1,963)	$1,130
Amortization of fair value adjustment	0	0

Post amortization balance	$(1,963)	$1,130

Consolidated
Net insurance premiums earned
Pre amortization balance	$236,958	$84,451
Amortization of fair value adjustment	(15,693)	(7,847)

Post amortization balance	$221,265	$76,604

Total underwriting, acquisition and operating expenses
Pre amortization balance	$81,362	$29,897
Amortization of fair value adjustment	(15,693)	(7,847)

Post amortization balance	$65,669	$22,050

Note:	Pre and Post amortization balances have been adjusted for the reclassification of policy fees and installment billing fees (see—Reclassifications later in this section).

Reclassifications

Our Program Management and Insurance Services segments include fronting programs in which the producers may charge a policy fee to the insured. Such fees are generally not retained by us and are returned to the producers through a policy fee commission or ceded to the reinsurer. Historically, we have included these fees in our written and earned premium and the offsetting policy fee commission has been included in Commissions for the Program Management segment and in Underwriting, Acquisition and Operating Expenses for the Insurance Services segment. To better reflect the contractual nature of these fees, the revenue and expense components are being reclassified to reflect the net financial statement impact. Since these fees are not compensation for assuming underwriting risks, we believe that the fees are more appropriately offset against the related policy fee commission or expense. Therefore, starting in 2005, we have netted the policy fees against the related policy fee commission expense within Other Income. This has the effect of reducing written and earned premium and Underwriting, Acquisition and Operating Expenses; however, there is no impact on Net Income from this reclassification and we have reclassified all years presented in this annual report to be consistent with the current year presentation. The table below summarizes the dollar impact on each financial statement caption for the years included in this annual report.

Our independent agency business allows policyholders the option to pay their insurance premiums on an installment basis. Participation in one of our payment plans generally results in an installment fee in lieu of a finance charge to help offset the cost of administering the billing plans. Historically, we have recorded installment fees that we receive from policyholders as a reduction of the related expense. Starting in 2005, we have elected to reclassify the installment fees received as Other Income. This results in increasing Other Income and increasing Underwriting, Acquisition and Operating Expenses for the Personal and Commercial Lines segments. There is no impact on Net Income from this reclassification and we have reclassified all years presented in this annual report to be consistent with the current year presentation. The table below summarizes the dollar impact on each financial statement caption for the years included in this annual report.

Impact of Reclassification of Policy and Installment Fees

	Company			Subject Companies
	Year Ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
	2005	2004
	(Dollars in thousands)
Independent Agents—Personal Lines
Other income as previously reported	$0	$0	$0	$0
Reclassification of installment billing fee income	1,678	1,935	701	1,542

Other income as currently reported	$1,678	$1,935	$701	$1,542

Other underwriting, acquisition and operating expense as previously reported	$19,632	$15,874	$7,031	$12,704
Reclassification of installment billing fee income	1,678	1,935	701	1,542

Other underwriting, acquisition and operating expense as currently reported	$21,310	$17,809	$7,732	$14,246

Independent Agents—Commercial Lines
Other income as previously reported	$0	$0	$0	$0
Reclassification of installment billing fee income	191	190	70	125

Other income as currently reported	$191	$190	$70	$125

Other underwriting, acquisition and operating expense as previously reported	$14,505	10,584	$3,224	8,553
Reclassification of installment billing fee income	191	190	70	125

Other underwriting, acquisition and operating expense as currently reported	$14,696	$10,774	$3,294	$8,678

Program Management
Net insurance premiums earned as previously reported	$51,404	$52,554	$15,256	$46,811
Reclassification of policy fees	(5,710)	(7,439)	(2,134)	(6,535)

Net insurance premiums earned as currently reported	$45,694	$45,115	$13,122	$40,276

Commissions as previously reported	$17,489	$18,279	$5,060	$15,277
Reclassification of policy fee commission	(5,710)	(7,439)	(2,134)	(6,535)

Commissions as currently reported	$11,779	$10,840	$2,926	$8,742

Gross written premiums as previously reported	$139,180	$153,896	$40,653	$128,769
Reclassification of policy fees	(5,710)	(7,439)	(2,134)	(6,535)

Gross written premiums as currently reported	$133,470	$146,457	$38,519	$122,234

Net written premiums as previously reported	$63,151	$53,549	$13,180	$48,524
Reclassification of policy fees	(5,710)	(7,439)	(2,134)	(6,535)

Net written premiums as currently reported	$57,441	$46,110	$11,046	$41,989

Insurance Services and Corporate
Net insurance premiums earned as previously reported	$6,957	$4,824	$585	$335
Reclassification of policy fees	(6,957)	(4,824)	(585)	(335)

Net insurance premiums earned as currently reported	$0	$0	$0	$0

Other underwriting, acquisition and operating expense as previously reported	$6,116	$2,861	$1,715	$514
Reclassification of policy fee commission	(6,957)	(4,824)	(585)	(335)

Other underwriting, acquisition and operating expense as currently reported	$(841)	$(1,963)	$1,130	$179

Gross written premiums as previously reported	$147,746	$120,807	$28,864	$56,667
Reclassification of policy fees	(6,957)	(4,824)	(585)	(335)

Gross written premiums as currently reported	$140,789	$115,983	$28,279	$56,332

Net written premiums as previously reported	$6,957	$4,824	$585	$335
Reclassification of policy fees	(6,957)	(4,824)	(585)	(335)

Net written premiums as currently reported	$0	$0	$0	$0

	Company			Subject Companies
	Year Ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003	Year Ended December 31,
	2005	2004			2002	2001	2000	1999
	(Dollars in thousands)
Consolidated and Combined (1)
Net insurance premiums earned as previously reported	$250,815	$233,528	$79,323	$185,981	$229,457	$179,528	$148,135	$138,390
Reclassification of policy fees	(12,667)	(12,263)	(2,719)	(6,870)	(8,032)	(6,198)	(4,912)	(4,364)

Net insurance premiums earned as currently reported	$238,148	$221,265	$76,604	$179,111	$221,425	$173,330	$143,223	$134,026

Other income as previously reported	$4,427	$4,506	$1,414	$3,916	$4,329	$2,880	$2,177	$2,044
Reclassification of installment billing fee income	1,869	2,125	771	1,667	2,055	1,669	1,452	1,446

Other income as currently reported	$6,296	$6,631	$2,185	$5,583	$6,384	$4,549	$3,629	$3,490

Total revenue as previously reported	$266,639	$247,417	$83,851	$196,132	$228,944	$188,647	$163,498	$162,949
Reclassification of policy and installment fees	(10,798)	(10,138)	(1,948)	(5,203)	(5,977)	(4,529)	(3,460)	(2,918)

Total revenue as currently reported	$255,841	$237,279	$81,903	$190,929	$222,967	$184,118	$160,038	$160,031

Commissions as previously reported	$52,746	$40,147	$11,633	$38,512	$47,153	$39,953	$32,485	$29,858
Reclassification of policy fee commission	(5,710)	(7,439)	(2,134)	(6,535)	(7,015)	(5,220)	(4,111)	(3,937)

Commissions as currently reported	$47,036	$32,708	$9,499	$31,977	$40,138	$34,733	$28,374	$25,921

Other underwriting, acquisition and operating expense as previously reported	$46,017	$35,660	$12,365	$27,097	$35,895	$27,775	$27,069	$25,248
Reclassification of policy fee commission and installment billing fees	(5,088)	(2,699)	186	1,332	1,038	691	651	1,019

Other underwriting, acquisition and operating expense as currently reported	$40,929	$32,961	$12,551	$28,429	$36,933	$28,466	$27,720	$26,267

Total underwriting, acquisition and operating expenses as previously reported	$98,763	$75,807	$23,998	$65,609	$83,048	$67,728	$59,554	$55,106
Reclassification of fees and expenses	(10,798)	(10,138)	(1,948)	(5,203)	(5,977)	(4,529)	(3,460)	(2,918)

Total underwriting, acquisition and operating expenses as currently reported	$87,965	$65,669	$22,050	$60,406	$77,071	$63,199	$56,094	$52,188

Net income as previously reported	$22,667	$21,876	$8,721	$(6,113)	$(18,866)	$(15,919)	$5,492	$27,232
Net of reclassification of fees and expenses	0	0	0	0	0	0	0	0

Net income as currently reported	$22,667	$21,876	$8,721	$(6,113)	$(18,866)	$(15,919)	$5,492	$27,232

Gross written premiums as previously reported	$510,702	$478,054	$138,707	$343,234	$473,529	$372,744	$301,673	$274,863
Reclassification of policy fees	(12,667)	(12,263)	(2,719)	(6,870)	(8,032)	(6,198)	(4,912)	(4,364)

Gross written premiums as currently reported	$498,035	$465,791	$135,988	$336,364	$465,497	$366,546	$296,761	$270,499

Net written premiums as previously reported	$269,587	$243,937	$81,547	$193,161	$257,906	$196,589	$156,344	$136,701
Reclassification of policy fees	(12,667)	(12,263)	(2,719)	(6,870)	(8,032)	(6,198)	(4,912)	(4,364)

Net written premiums as currently reported	$256,920	$231,674	$78,828	$186,291	$249,874	$190,391	$151,432	$132,337

(1)	These captions represent the consolidated or combined totals for the Company for the periods presented as reported in prior reports and as reported herein. The amounts for the reclassifications are the sum of the amounts described for each segment above.

Consolidated and Combined Results of Operations for the Years Ended December 31, 2005 and 2004 and the Periods August 29 to December 31, 2003, January 1 to August 28, 2003

Consolidated net income from continuing operations increased 3.6% in 2005 to $22.7 million from $21.9 million in 2004 compared to income of $8.7 million in the 2003 Stub Period and a loss of ($6.1) million for the 2003 Cutoff Period. Underwriting results remained strong despite large scale catastrophe losses in 2005, which were minimized due to reinsurance recoveries. Gross written premiums grew by 6.9% in 2005 compared to 2004 and our ex-catastrophe loss experience continued to show improvement in most lines of business reflecting new underwriting and marketing initiatives implemented after the 2003 Acquisition. Investment income increased 42.1% in 2005 as compared to 2004 as the result of a higher asset base and rising interest rates.

The table below summarizes our results of operations on a consolidated and combined basis for the years ended December 31, 2005 and 2004 and the periods of August 29 to December 31, 2003 and January 1 to August 28, 2003, and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our audited consolidated and combined financial statements included in this annual report and to assist the reader in gaining a better understanding of our results of operations. An analysis of the results of operations comparing the years 2005, 2004 and 2003 on a consolidated and combined basis follows this table. Following the consolidated company analysis are further analyses by segment comparing the results of operations for the years 2005, 2004 and 2003.

Company	Subject Companies Combined
Year Ended December 31,	Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
Results of Operations—Consolidated and Combined	2005	2004
(Dollars in thousands)
Net insurance premiums earned	$238,148	$221,265	$76,604	$179,111
Net investment income	11,698	8,235	1,929	3,851
Net realized gains (losses)	(301)	1,148	1,185	2,384
Other income	6,296	6,631	2,185	5,583

Total revenues	$255,841	$237,279	$81,903	$190,929

Net losses and loss adjustment expenses incurred	$135,369	$138,550	$46,754	$140,690
Underwriting, acquisition and operating expenses
Commissions	47,036	32,708	9,499	31,977
Other underwriting, acquisition and operating expenses	40,929	32,961	12,551	28,429

Total underwriting, acquisition and operating expenses	87,965	65,669	22,050	60,406

Interest expense	3,298	2,159	399	0

Total expenses	$226,632	$206,378	$69,203	$201,096

Income (loss) from continuing operations before income taxes	$29,209	$30,901	$12,700	$(10,167)
Income tax expense (benefit)	10,690	12,007	4,706	(2,379)
Equity in earnings of unconsolidated foreign insurance company	4,161	2,982	727	1,675
Minority interest	(13)	0	0	0

Income (loss) from continuing operations	$22,667	$21,876	$8,721	$(6,113)
Extraordinary gain	0	0	32,623	0

Net income (loss)	$22,667	$21,876	$41,344	$(6,113)

Key Measures
Gross written premiums	$498,035	$465,791	$135,988	$336,364
Net written premiums	256,920	231,674	78,828	186,291
GAAP Ratios
Net ex-catastrophe loss ratio	50.9%	59.4%	57.6%	69.5%
Net catastrophe loss ratio	5.9	3.2	3.4	9.0

Net total loss and loss adjustment expense ratio	56.8	62.6	61.0	78.5
Net expense ratio	36.9	29.7	28.8	33.7

Net combined ratio	93.7%	92.3%	89.8%	112.2%

Statutory surplus	$169,356	$154,858	$133,701	$101,388
Net underwriting leverage ratio	1.5	x	1.5	x	2.0	x	2.0	x

Underwriting income

Premiums—Consolidated gross written premium in 2005 grew to $498.0 million from $465.8 in 2004, or an increase of 6.9%. The increase is largely attributable to growth of 17.6% in our Commercial Lines segment and 21.4% in our Insurance Services segment. Our commercial lines business grew in large part due to the addition of a farm and ranch program along with a concerted effort to develop new business in this segment after our re-underwriting initiatives in Commercial Lines in 2004. Our Insurance Services segment continues to grow from the success of several personal and commercial auto fronting programs which also provide fee income. Our Personal Lines segment also grew by 6.1% in 2005, reflecting the addition of our new low-value dwelling program. Growth in our standard personal property line was largely offset by declines in our nonstandard auto business. Our Program Management segment declined by 8.9% due to the runoff of older programs terminated in prior years. Consolidated gross written premiums of $465.8 million in 2004 were 1.4% lower than gross written premiums of $472.4 million in 2003 Total. The Personal Lines segment experienced a 14.5% decline largely due to a reduction in homeowner rates in Texas and reductions in our auto business. The Program Management segment experienced an 8.9% reduction in 2004 due to termination of three programs that were not meeting our underwriting and performance standards. The Insurance Services segment experienced a 37.1% increase in gross written premiums in 2004, primarily from the success of two personal auto fronting programs that started in 2003 and grew rapidly in 2004. Commercial lines gross written premium was essentially flat from 2003 to 2004 due to new business being offset by the loss of business that we intentionally eliminated as part of our effort to re-underwrite our commercial line book of business.

Consolidated net written premium in 2005 was $256.9 million compared to $231.7 million in 2004 with growth fueled primarily by the growth in our Commercial Lines segment of 18.8% and the Program Management segment of 24.6%. The commercial growth follows the reasons indicated preceding paragraph. The Program Management growth occurred primarily due to our increased retention in our largest MGA program and in the addition of our new nonsubscriber program. Net written premium in our Personal Lines segment grew a modest 2.2% in 2005. Net written premium was impacted by the purchase of additional catastrophe reinsurance during the fourth quarter of 2005 following Hurricane Katrina with the largest portion of the $4.1 million cost allocated to the Independent Agents—Personal Lines segment. Consolidated net written premiums of $231.7 million in 2004 were 12.6% lower than net written premiums of $265.1 million in 2003 Total. The 2004 decline was primarily the result of a 15.5% decline in the Personal Lines segment, a 5.5% decline in the Commercial Lines segment and a 13.1% decline in the Program Management segment. The changes in net written premium from 2003 to 2004 parallel the explanations for the change in gross written premium. The Insurance Services segment does not incur net written premiums since there is no retention of any underwriting risk.

Consolidated net insurance premiums earned increased 7.6% to $238.1 million in 2005 compared to $221.3 million in 2004. The increase was principally driven by growth in the Commercial Lines segment where net insurance premiums earned increased by 29.1%, with the largest portion of the growth coming from the new farm and ranch program. We acquired a book of farm and ranch business as of the last day of 2004. Our Personal Lines and Program Management segments had only modest increases of less than 2.0%. The purchase of additional catastrophe reinsurance after Hurricane Katrina reduced net insurance premiums earned by $4.1 million with most of the cost allocated to the Independent Agents—Personal Lines segment. Additionally, the earned premium impact of the growth in the low-value dwelling program will not be fully recognized until after 2005. Consolidated net insurance premiums earned of $221.3 million in 2004 were 13.5% lower than net insurance premiums earned of $255.7 million in 2003 Total. The 2004 decline was primarily the result of a 10.6% decline in the Personal Lines segment, an 18.1% decline in the Commercial Lines segment and a 15.5% decline in the Program Management segment. Net insurance premiums earned were reduced by the amortization of the fair value adjustment to the unearned premium liability from the 2003 Acquisition of $15.7 million and $7.8 million in 2004 and the 2003 Stub Period, respectively. There are no net insurance premiums earned in the Insurance Services and segment since there is no underwriting retention in this segment.

Net losses and LAE incurred—The consolidated net total loss ratio for 2005 was 56.8% and represented a 5.8 point improvement over the 62.6% from 2004. The loss ratio for 2005 also includes 5.9% for catastrophe losses compared to 3.2% in 2004. The biggest insurance story of the year relates to the occurrence of three very destructive hurricanes that struck the U.S. mainland in 2005. Hurricane Katrina ranks as the most costly hurricane on record in terms of insured damages and Hurricanes Rita and Wilma will also be in the top ten of most costly natural disasters in the U.S. Two of these hurricanes, Katrina and Rita, struck in areas where we have significant numbers of insured properties. Our gross losses for these two events, including LAE but before reinsurance recoveries, were approximately $92.5 million. However, after reinsurance recoveries, our net losses from these storms were only $5.0 million. Our catastrophe reinsurance program functioned as it was designed in spite of two hugely destructive storms striking our operating area within four weeks of each other. Our net catastrophe losses and catastrophe ratio for 2005 were in line with our five year average catastrophe experience. We had four weather events that produced losses in excess of $1.0 million on a gross basis. Over the past five years, we have averaged three to five weather events annually with losses in excess of $1.0 million, before reinsurance. The year 2005 saw the highest weather-related catastrophe losses with Hurricanes Katrina and Rita. However, our reinsurance program resulted in net losses being in line with our five year average. More than 90% of the hurricane losses in 2005 occurred in our Personal Lines segment. Less than ten percent occurred in the Commercial Lines segment. Our reported catastrophe loss experience does not include catastrophe losses that might be experienced within the Program Management segment; however, these amounts were not material to the 2005 results of operations.

While our catastrophe loss experience was higher in 2005 compared to 2004, we had considerable improvement in our ex-catastrophe loss results. In virtually all of our lines of business within our independent agency segments, we had noticeable improvement. The only exception is in our commercial liability line where continuing losses from prior year claims continued to develop into early 2005. This experience reflects the new underwriting philosophy instituted in 2003 in both the personal and commercial lines emphasizing targeted geographic areas and classes of business that we believed would produce more profitable long-term business opportunities.

The consolidated net loss ratio of 62.6% in 2004 declined 10.7 points from the net loss ratio of 73.3% in 2003 Total. The 2004 net loss ratio included 3.2 points for catastrophe losses compared to 7.3 points of catastrophe losses in the 2003 Total net loss ratio. The year 2004 had the lowest amount of catastrophe losses with only $7.2 million in losses and represented a year with low frequency and low severity in weather related loss activity, whereas net catastrophe losses in 2003 were at the high end of the range for our five year average catastrophe claims experience. Further, we did not have the benefit of an aggregate catastrophe reinsurance program in 2003. We included this coverage starting in our 2004 reinsurance program and benefited from an additional recovery of $5.0 million in catastrophe losses in 2005. The consolidated net loss ratio in 2004 was also favorably impacted by the rate increases and coverage changes implemented in prior years in response to the mold coverage issues in Texas. The overall reduction in 2004 resulted from a 11.9 point improvement in the Personal Lines segment and a 22.1 point improvement in the Program Management segment.

It should be noted that the amortization of the fair value adjustment for the unearned premium liability from the 2003 Acquisition resulted in a reduction of net insurance premiums earned during 2004 and 2003. This had the effect of slightly increasing the net loss ratio for the purpose of historical comparison. Eliminating the impact of the fair value adjustment would have resulted in a consolidated net loss ratio of 58.5% (compared to the actual 62.6%) in 2004 and 71.1% (compared to the actual 73.3%) for 2003 Total

Underwriting, acquisition and operating expenses—The net expense ratio was 36.9% for 2005, 29.7% for 2004, 28.8% for the 2003 Stub Period and 33.7% for the 2003 Cutoff Period. Underwriting, acquisition and operating expenses in 2004 and the 2003 Stub Period reflected the amortization of the fair value adjustment for unearned premium liability related to the 2003 Acquisition of $15.7 million and $7.8 million, respectively, and resulted in a lower ratio in these periods. The expense ratios excluding the impact of the amortization of the fair value adjustment would have been 34.3% and 35.4% in 2004 and the 2003 Stub Period, respectively. The higher ratio in 2005 is due to higher costs of being a public company following our IPO, principally in anticipation of compliance with the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) related to the documentation and testing of internal controls over financial reporting. Additionally, we are incurring higher technology costs related to our new billing system, the new farm and ranch program and a new policy rating and administration system for our commercial lines business.

Underwriting income—Our consolidated net combined ratio was 93.7%, in 2005, 92.3% in 2004, 89.8% in the 2003 Stub Period and 112.2% in the 2003 Cutoff Period. Although our underwriting results declined slightly in 2005 due to higher reinsurance costs and higher catastrophe experience, we believe that our underwriting experience is reflective of continued improvement in the ex-catastrophe loss results, especially in the commercial lines area. The exceptionally positive results for the 2003 Stub Period stem from the fact that this period consists of the final four months of the year, which historically have considerably lower catastrophe claims than other times of the year. As mentioned earlier, 2003 was a year with high frequency and high severity of catastrophe losses; however, most of this activity occurred in the 2003 Cutoff Period. Additionally, the 2003 Cutoff Period included additional loss and loss expense development from prior periods based on outside actuarial estimates prior to the 2003 Acquisition.

Net investment income

Net investment income increased 42.1% to $11.7 million in 2005 compared to $8.2 million in 2004. This reflects a growing invested asset base where our total investments, excluding our investment in Atlas, as of December 31, 2005 were 15.4% higher than our total investments as of December 31, 2004, and the year-end balance at 2004 was 10.0% higher than total investments at December 31, 2003. The continuing increase in our invested asset balances, combined with rising market interest rates, contributed to the increased investment income. The increase in invested assets was driven by available cash generated by operations and by timely reimbursements from reinsurers following the recent hurricanes in 2005. Through August 2004, net investment income included certain expenses associated with operating and holding our real estate investment. We recorded costs associated with our investment in real estate as investment expenses. After the 2003 Acquisition, we reclassified our home office building as held for sale and stopped recording depreciation charges relating to the building. The building was sold to an unrelated party in August 2004 and we relocated to new leased facilities in February 2005. The proceeds from the sale of the building provided additional funds to invest in fixed income securities and the elimination of real estate expenses have resulted in increased investment income.

Net investment yield on average invested assets, excluding our investments in Atlas and real estate, for 2005, 2004, and 2003 Total was 3.4%, 2.9% and 2.4%, respectively. The increase over these time frames is largely attributable to the rise in interest rates. In the period following the 2003 Acquisition, we followed a strategy of investing in more short-term instruments in order to be better positioned to take advantage of interest rates when they rose.

Net investment income is included in the consolidated return on average equity and in the segment return on average equity computations. We allocate investment income to our segments based upon the assets and capital allocated to the segments.

Net realized gains (losses)

Net realized (losses) gains were ($0.3) million in 2005, $1.1 million in 2004, $1.2 million for the 2003 Stub Period and $2.4 million for the 2003 Cutoff Period. More than 90% of our total investments as of December 31, 2005 and 2004 were bonds and short-term cash equivalents. We rebalanced our investment portfolio after the 2003 Acquisition from a broad U.S. Treasury fixed maturity-based portfolio to a portfolio that included a target mix of high quality corporate, mortgage-backed, and U.S. Treasury fixed-maturity investments. We realized capital gains in the 2003 Stub Period and in 2004 from these rebalancing efforts. Since that time, our investment strategy has included maintaining a high quality portfolio, limiting trading activity and accumulating new cash flows into short-term investments to avoid incurred losses on our fixed maturity portfolio during the anticipated increasing interest rate environment. Accordingly, fewer capital gains and losses were realized in 2005 and 2004 than in prior years. The net realized gains of the 2003 Cutoff Period primarily resulted from the sale of equity investments and other affiliated investments under the direction of the prior ownership.

Other income

Other income primarily represents fronting fees earned by our insurance companies on policies written through unaffiliated MGAs in our Program Management segment and fronting fees from the insurance carriers in our Insurance Services segment. Fronting fees, net of related expenses, were $4.3 million in both 2005 and 2004 and $5.3 million in 2003 Total. Other income also includes installment billing fee income from our independent agency segments of $1.8 million in 2005, $2.1 million in 2004 and $2.4 million in 2003 Total. These fees are primarily derived from our nonstandard auto business and the decline from 2003 parallels the decline in the related premium volume. Other income also includes immaterial amounts of miscellaneous income, such as gain on sale of fixed assets.

Interest expense

Interest expense was $3.3 million in 2005, $2.2 million in 2004 and $0.4 million in the 2003 Stub Period. The interest expense in 2004 and 2003 related to the two series of trust preferred securities issued in 2003 after the 2003 Acquisition. The $1.1 million increase in 2005 occurred due to the addition of $20 million of senior bank debt in February 2005. See Note 13 to our audited consolidated and combined financial statements included in this annual report.

Income (loss) from continuing operations before income taxes and income tax expense (benefit)

Income (loss) from continuing operations before income taxes was $29.2 million for 2005, $30.9 million for 2004, $12.7 million for the 2003 Stub Period and ($10.2) million for the 2003 Cutoff Period. Income declined 5.5% in 2005 from 2004. Total net consolidated losses were lower in 2005 despite catastrophe losses that were almost double those of 2004. Lower losses were offset by higher operating expenses associated with being a public company, higher technology costs and higher interest expense. As described above, the results of the pre- and post-acquisition periods are not generally comparable due to the differences between purchase GAAP and historical GAAP. Historically, our first and fourth quarters have experienced favorable operating results, while the second and third quarters have been impacted by weather-related catastrophe events. In 2004, income from continuing operations before income taxes was impacted by various factors including significant product, geographic mix, agent management and expense reduction initiatives implemented after the 2003 Acquisition, substantially higher investment income and favorable overall catastrophe experience. The 2003 Cutoff Period loss from continuing operations before tax was primarily related to loss development for prior periods and changes in the estimated collectibility of certain receivables.

We pay federal income tax at a 35% effective rate. Pursuant to our tax allocation agreement, which encompasses all of our subsidiaries and controlled affiliates, except our controlled affiliate SCM, the consolidated tax is allocated to each company based upon the specific company’s taxable income. At the time of the 2003 Acquisition, certain pre-acquisition net operating loss carryforwards were allocated to our companies. Utilization of the pre-acquisition net operating loss carryforwards is limited by the Internal Revenue Code and the regulations thereunder. Since we believe that we will ultimately be able to utilize all of our net operating loss carryforwards, we record a deferred tax asset for the unused portion of our net operating loss carryforwards.

Income tax expense does not include expense resulting from the equity in earnings of our unconsolidated foreign insurance company or expense for the excess of the carrying value over the tax basis of our investment in the unconsolidated foreign insurance company. Approximately $2.5 million of taxes related to this difference are not recognized (see note 5 to our Consolidated and Combined Financial Statements).

Equity in earnings of unconsolidated foreign insurance company

The equity in earnings of our unconsolidated foreign insurance company includes our share of the income of Atlas of $4.2 million in 2005, $3.0 million in 2004, $0.7 million in the Stub Period and $1.7 million in the 2003 Cutoff Period. The improvement in Atlas’ earnings in 2005 was primarily related to increased investment results outpacing reduced underwriting results. The 2005 results were also favorably impacted by a decline in the Mexican peso to U.S. dollar exchange rate during 2005. We record our equity in the earnings of Atlas based on the third quarter results of operations and record a true-up adjustment in the following year for the fourth quarter results. In 2005, we recorded a $2.6 million true-up adjustment for the fourth quarter of 2004. We have not recognized a deferred tax liability for the excess of the carrying value over the tax basis of our investment in Atlas. The unrecognized deferred tax liability is treated as a permanent difference as prescribed by SFAS No. 109, Accounting for Income Taxes, which is consistent with the criteria of indefinite reversal described in APB No. 23, Accounting for Income Taxes—Special Areas. Accordingly, approximately $2.5 million of deferred tax expense and deferred tax liability are not recognized in our financial statements.

Income from continuing operations

Our consolidated return on average equity for 2005 and 2004 was 13.6% and 13.8%, respectively. The return on average equity in 2005 was modestly lower than in 2004 despite a 3.6% increase in net income due to a higher average equity. Income from continuing operations and return on average equity increased significantly in 2004 primarily from improved underwriting results and increased investment income on our growing investment portfolio.

Minority interest

Minority interest is related to our 80% owned MGA, Republic Home Protectors, Inc., our affiliated MGA that manages our low-value dwelling program. The remaining 20% is owned by the president of the MGA.

Extraordinary gain

The $32.6 million extraordinary gain in the 2003 Stub Period resulted from the application of SFAS No. 141, Business Combinations, to the negative goodwill resulting from the 2003 Acquisition. The negative goodwill was the excess of estimated fair value of net assets acquired in the 2003 Acquisition over the purchase price paid after reduction for acquisition costs. See Note 2 to our audited consolidated and combined financial statements included in this annual report.

Shareholders’ equity and Accumulated other comprehensive income

Shareholders’ equity as of December 31, 2005 of $164.5 million was down from $169.4 million as of December 31, 2004. The principal elements offsetting the $22.7 million income earned during the year were: a $20.0 million partial redemption of preferred stock as accreted prior to our IPO; an increase in net-of-tax unrealized losses of $3.3 million from our investment portfolio as a result of rising interest rates; an increase in the net-of-tax additional minimum pension liability of $2.3 million as a result of a reduction in the year-end discount rate; a $1.0 million net-of-tax foreign currency translation benefit resulting from a decline in the value of the U.S. dollar relative to the Mexican peso; and common stock dividends totaling $3.4 million declared in the third and fourth quarters.

Average shareholders’ equity for purposes of our return on average equity calculation was $166.9 million in 2005. Average shareholders’ equity for 2004 for purposes of the return on average equity calculation was $158.5 million and included the redeemable preferred stock as shareholders’ equity prior to its reclassification as permanent equity.

Balances due from reinsurance companies

Amounts due from reinsurers increased $52.1 million in 2005 to $217.2 million from $165.1 million in 2004 primarily because of higher ceded recoverables for losses and LAE related to Hurricanes Katrina and Rita. We have experienced no collectibility issues regarding these recoverables and anticipate no uncollectible reinsurance recoverables associated with these storms.

Liabilities for losses and LAE

Liabilities for losses and LAE increased $47.6 million in 2005 principally due to the actual and estimated losses associated with Hurricanes Katrina and Rita.

The amount of liabilities for reported claims (“case-based”), liabilities for incurred but not reported claims and incurred but underreported claims (“IBNR”) and liabilities for LAE by segment as of December 31, 2005 and 2004 were as follows:

Summary of Liabilities for Losses and Loss Adjustment Expenses

	December 31, 2005
(Dollars in thousands)	Case based	IBNR	LAE	Net total	Reinsurance recoverable (1)	Total gross
Independent Agents—Personal Lines	$13,418	$12,582	$8,513	$34,513	$32,701	$67,214
Independent Agents—Commercial Lines	16,834	21,633	12,990	51,457	17,886	69,343
Program Management	13,714	7,537	4,512	25,763	76,882	102,645
Insurance Services and Corporate	0	0	0	0	76,014	76,014

Total	$43,966	$41,752	$26,015	$111,733	$203,483	$315,216

	December 31, 2004
Independent Agents—Personal Lines	$13,545	$16,388	$11,289	$41,222	$11,232	$52,454
Independent Agents—Commercial Lines	16,189	19,755	11,019	46,963	14,963	61,926
Program Management	9,498	6,483	3,656	19,637	69,382	89,019
Insurance Services and Corporate	0	0	0	0	64,198	64,198

Total	$39,232	$42,626	$25,964	$107,822	$159,775	$267,597

(1)	Reinsurance recoverables include estimated amounts for unpaid losses and LAE on reported and unreported claims. These do not include amounts recoverable for paid losses.

Segment Results of Operations

Independent Agents—Personal Lines

The Personal Lines segment accounted for 28.3%, 28.5% and 32.9% of our gross written premiums in 2005, 2004 and 2003 Total, respectively. This segment also accounted for 52.8%, 56.3% and 54.4% of our net insurance premiums earned in 2005, 2004 and 2003 Total, respectively. In 2005, this segment generated $12.3 million of our $22.7 million of consolidated net income. Gross written premiums for the segment for each line of business were as follows:

	2005	2004	2003
	(Dollars in thousands)
Personal property	$74,721	$66,975	$78,690
Low-value dwelling	7,989	0	0
Standard auto	34,865	37,479	40,186
Nonstandard auto	22,876	27,946	36,090
Personal umbrella/other	478	473	403

	$140,929	$132,873	$155,369

The table below summarizes our historical results of operations for the Personal Lines segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated and combined financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Company						Subject Companies Combined
	Year Ended December 31,				Period August 29 to December 31, 2003		Period January 1 to August 28, 2003
Results of Operations—Independent Agents—Personal Lines	2005		2004
	(Dollars in thousands)
Net insurance premiums earned	$125,737		$124,484		$44,155		$95,048
Net investment income	4,674		3,809		960		1,916
Net realized gains (losses)	(120)		543		590		1,187
Other income	1,678		1,935		701		1,542

Total revenues	$131,969		$130,771		$46,406		$99,693

Net losses and loss adjustment expenses incurred	$68,453		$77,496		$25,160		$78,119
Underwriting, acquisition and operating expenses
Commissions	22,785		15,631		4,487		16,193
Other underwriting, acquisition and operating expenses	21,310		17,809		7,732		14,246

Total underwriting, acquisition and operating expenses	44,095		33,440		12,219		30,439

Total expenses	$112,548		$110,936		$37,379		$108,558

Income (loss) from continuing operations before income taxes	$19,421		$19,835		$9,027		$(8,865)
Income tax expense (benefit)	7,108		7,707		3,345		(2,075)
Minority interest	(13)		0		0		0

Income (loss) from continuing operations	$12,300		$12,128		$5,682		$(6,790)

Key Measures
Gross written premiums	$140,929		$132,873		$47,070		$108,299
Net written premiums	128,661		125,928		46,508		102,444
GAAP Ratios
Net ex-catastrophe loss ratio	44.7%		57.8%		52.5%		69.7%
Net catastrophe loss ratio	9.7		4.5		4.5		12.5

Net total loss and loss adjustment expense ratio	54.4		62.3		57.0		82.2
Net expense ratio	35.1		26.9		27.7		32.0

Net combined ratio	89.5%		89.2%		84.7%		114.2%

Allocated assets (1)	$258,282		$214,454		$213,554		$ n/a
Net underwriting leverage (2)	2.3	x	2.3	x	2.3	x	n/a

(1)	We allocate assets to our segments through our return on average equity model. See “—Key Financial Measures” above.
(2)	Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment.

Underwriting income

Premiums—Our Personal Lines segment performed well for the 2005 year. Gross written premiums of $140.9 million in 2005 were 6.1% higher than the comparable period in 2004. Growth in our high-margin low value dwelling initiative more than offset purposeful declines in the compressing-margin nonstandard auto line. Additional growth occurred in homeowners and dwelling fire, primarily in north Texas and Louisiana. The market for standard and nonstandard auto is highly competitive at present and we have maintained our underwriting and pricing discipline to allow an opportunity for underwriting profit, although in the near term that will likely mean a continuing decline in our auto books of business. Gross written premiums of $132.9 million in 2004 were 14.5% lower than the $155.4 million in 2003 Total. The decline primarily resulted from the implementation of a homeowners premium rate rollback mandated by the Texas Department of Insurance of 7%

in 2003, an additional 14% in 2004 and certain geographic and agency management actions. The impact of the rate rollbacks on net insurance premiums earned was accrued in 2003 and 2004. Personal property gross written premiums declined 14.9% in 2004 due to the Texas homeowners rate rollback, exposure reductions in higher catastrophe prone areas and the termination of certain historically unprofitable independent agent relationships. These reductions were partially offset by additional premiums from newly appointed agents in target growth areas of Texas and Louisiana. Personal auto gross written premiums declined 14.3% in 2004 primarily from our reduced emphasis on personal auto business due to increased competition.

Net written premiums in 2005 were $128.7 million compared to $125.9 million in 2004, or an increase of 2.2%. Net written premiums were impacted by the purchase of additional catastrophe reinsurance coverage following Hurricanes Katrina and Rita, with most of the premium allocated to the Personal Lines segment. Without this additional ceded premium, net written premium growth in 2005 would have been similar to the gross written growth described above. Net written premiums of $125.9 million in 2004 declined 15.5% from the $149.0 million net written premiums in 2003 Total. Personal property and personal auto 2004 net written premiums were lower by 16.6% and 14.4%, respectively, generally for the reasons described above for gross written premiums.

Net insurance premiums earned of $125.7 million in 2005 were only slightly higher than in 2004 because of the impact of the additional ceded premium associated with the third and fourth reinsurance covers purchased after Hurricanes Katrina and Rita, and because the earned impact of our low value dwelling and growth in homeowners written premium will not be fully realized until after 2005. Net insurance premiums earned of $124.5 million in 2004 declined 10.6% from the $139.2 million in 2003 Total. The 2004 decline in earned premiums was less than the decline in written premiums since the impact of the higher 2003 Total written premiums was still being earned over the applicable policy periods in 2004. Net insurance premiums earned for this segment were negatively impacted by the amortization of the fair value adjustment of the unearned premium liability of $9.5 million and $5.1 million in 2004 and the 2003 Stub Period, respectively.

In the wake of Hurricanes Katrina and Rita, we have filed or will soon file for personal property rate increases with the departments of insurance in Texas and Louisiana. These rate increases will address higher modeled catastrophe losses as well as higher reinsurance costs associated with catastrophe-prone areas, including hail as well as coastal wind exposures. At the same time, we will lower our rates in less catastrophe-prone areas to remain competitive with other insurers. We have seen some aggressive pricing by some competitors in inland areas. Additionally, we are introducing a new homeowners form in the second quarter of 2006 that provides broader coverage and should be more competitive than other forms currently on the market and which should better position us to address market disruptions from certain competitors. Any rate increases are subject to varying degrees of regulatory reviews and approvals.

Net losses and LAE incurred—Our net loss experience in the Personal Lines segment improved noticeably despite the unusually significant weather activity in 2005. Catastrophe related losses comprised 9.7% of the loss ratio in 2005. As mentioned earlier, we incurred an estimated $92.5 million in gross losses, including LAE, before reinsurance recoveries from Hurricanes Katrina and Rita, with most of the losses occurring in the Personal Lines segment. However, due to reinsurance recoveries, our total net losses for these events were only $5.0 million. Catastrophe losses over the past five years on average accounted for 8.7 points of the loss ratio for this segment, and accounted for 10.0 points of the 2003 Total net loss ratio, but were only 4.5 points of the 2004 Personal Lines net loss ratio. Historically, our second and third quarters are most heavily impacted by weather-related catastrophes. The contribution of catastrophes to the second quarter net loss ratios over the past five years was on average 18.1 points while the contribution of catastrophes to the other three quarters was on average only 5.4 points. The third quarter net loss ratio over the past five years on average included 8.3 points for catastrophe events and is the quarter most exposed to hurricane events.

Despite the higher catastrophe experience, our total loss ratio declined in 2005 to 54.4% from 62.3% in 2004 and 74.2% for 2003 Total. Excluding catastrophe losses, the loss ratios for 2005, 2004 and 2003 Total are 44.7%, 57.8% and 64.2%, respectively. The improvement in 2005 resulted from the changing mix of business

(growing volume in the higher-margin low value dwelling business and declining volume in the compressing-margin nonstandard personal auto business) and a $6.6 million reduction in IBNR liabilities for losses and LAE (resulting primarily from the declining nonstandard personal auto book and the favorable development of mold loss estimates of prior accident years). Even eliminating the impact of the liability reduction would still have resulted in an ex-catastrophe net loss ratio in 2005 of 49.9%, still a noticeable improvement over 2004. The improvement is attributable to a stronger underwriting emphasis on quality business, including improved loss experience in standard and nonstandard auto in 2005. The comparison of net loss ratios between 2004 and 2003 Total was also influenced by the increase in liabilities for IBNR losses and LAE of $7.6 million in 2003. These increases included $5.9 million for auto liability lines and $1.7 million for increased estimates associated with mold losses. Due in part to favorable loss development trends in personal property and personal auto lines in 2004, liabilities for IBNR losses and LAE were reduced by $2.6 million.

It should also be noted that the loss ratios in 2004 and 2003 Total were negatively impacted by the amortization of the fair value adjustment of the unearned premium from the 2003 Acquisition in the sense that the net insurance premium earned was reduced, thereby increasing the loss ratios. Excluding the impact of this adjustment would have resulted in total loss ratios of 57.8% and 51.0% in 2004 and 2003 Stub Period, respectively.

Underwriting, acquisition and operating expenses—The expense ratio for this segment was 35.1% in 2005 compared to 26.9% in 2004, 27.7% in the 2003 Stub Period and 32.0% in the 2003 Cutoff Period. The lower ratio in 2004 and in the 2003 Stub Period is attributable in part to the amortization of the fair value adjustment of unearned premium in the 2003 Acquisition of $9.5 million and $5.1 million, respectively. This adjustment had the effect of reducing expenses during those periods. Eliminating the impact of this adjustment would have resulted in ratios of 32.1% in 2004 and 35.2% in the 2003 Stub Period. Since the fair value adjustment was fully amortized in 2004, the expense ratio should be more stable in future periods. Operating expenses in 2005 have increased primarily due to new information technology initiatives and the additional costs associated with compliance with SOX. Expenses will likely continue to increase due to the additional costs of being a public company; however, additional earned premium from the growing low-value dwelling program will have a positive impact on our expense ratio.

Underwriting income—The net combined ratio in 2005 increased modestly to 89.5% from 89.2% in the comparable period in 2004 despite the unusually significant weather-related events of 2005. Excluding the impact of catastrophe losses, the combined ratio was 4.9 points better in 2005 than in 2004. The improvement in the 2005 loss ratio was offset by an increase in the expense ratio, although the lower expense ratio in 2004 was primarily due to the fair value adjustment.

Underwriting income increased significantly in 2004 for our Personal Lines business. This was due in part to a 11.9 point reduction in the net total loss ratio from 74.2% in 2003 Total to 62.3% in 2004 driven by the continued strength in personal property market conditions and other factors. Both personal property and personal auto underwriting results were also positively impacted in 2004 by various agency management actions, including the appointment of new agents and the termination of historically unprofitable agents, changes in the geographic mix and expense reduction initiatives. Underwriting income for this segment was also favorably impacted by the comparatively fewer catastrophic events in 2004.

Other income

Other income represents installment billing fees—the largest portion of which involves the nonstandard auto business. These fees are down 13.3% in 2005, and in 2004 were down 13.7% compared to 2003 Total due to the decline in premium and policies in force in the nonstandard auto business.

Income (loss) from continuing operations before income taxes

Income from continuing operations before income taxes of $19.4 million for this segment in 2005 was only 2.1% lower than in 2004, despite the impact of higher catastrophe losses and higher reinsurance costs. Higher net investment income also helped cushion the impact of higher catastrophe losses. The return on average equity for this segment was 15.0% for 2005. Income (loss) from continuing operations before income taxes was $19.8 million in 2004, $9.0 million for the 2003 Stub Period and ($8.9) million for the 2003 Cutoff Period. As described above, the pre- and post-acquisition periods are not comparable due to the differences in purchase GAAP compared to historical GAAP. Higher net income for 2004 resulted from increases in both the personal property and the personal auto lines of business and produced a return on average equity of 15.3%. The $9.0 million net income for the 2003 Stub Period reflects historically low-catastrophe months of the fourth quarter. The net loss for the 2003 Cutoff Period primarily resulted from loss development for prior periods.

Independent Agents—Commercial Lines

The Commercial Lines segment accounted for 16.6%, 15.1% and 15.2% of our gross written premiums in 2005, 2004 and 2003 Total, respectively. This segment also accounted for 28.0%, 23.4% and 24.7% of our net insurance premiums earned in 2005, 2004 and 2003 Total, respectively. In 2005, this segment generated $1.7 million of our $22.7 million of consolidated net income. To better monitor our commercial book, we divide the premiums in this segment into five general subgroups, based upon lines of business with similar risk characteristics: commercial property; commercial auto; commercial casualty; workers’ compensation; and farm and ranch. The property portion of our package policies accounted for 87.0% of the commercial property subgroup and monoline property risks accounted for the remaining 13.0%. The casualty portion of our package policies accounted for 74.0% of the commercial casualty subgroup and umbrella and monoline casualty risks accounted for the remaining 26.0%. The farm and ranch book includes property, casualty and inland marine risks associated with rural farm and ranch owners. We provide package, auto and umbrella coverages for specific policyholders with or without workers’ compensation. As anticipated, after the re-underwriting initiatives of 2004, Commercial Lines improved significantly in 2005, producing growth in gross written premiums and improvement in the combined ratio.

The Commercial Lines segment involved gross written premiums by line of business as follows:

	2005	2004	2003
	(Dollars in thousands)
Commercial property	$18,516	$18,273	$20,881
Commercial auto	18,336	15,710	16,997
Commercial liability	24,070	20,396	22,094
Workers’ compensation	13,030	12,475	11,647
Farm and ranch	8,895	3,624	0

	$82,847	$70,478	$71,619

The table below summarizes our historical results of operations for the Commercial Lines segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated and combined financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Company						Subject Companies Combined
	Year Ended December 31,				Period August 29 to December 31, 2003		Period January 1 to August 28, 2003
Results of Operations—Independent Agents —Commercial Lines	2005		2004
	(Dollars in thousands)
Net insurance premiums earned	$66,717		$51,666		$19,327		$43,787
Net investment income	4,044		2,435		542		1,082
Net realized gains (losses)	(104)		347		333		670
Other income	191		190		70		125

Total revenues	$70,848		$54,638		$20,272		$45,664

Net losses and loss adjustment expenses incurred	$41,042		$40,685		$12,756		$35,611
Underwriting, acquisition and operating expenses
Commissions	12,472		6,237		2,086		7,042
Other underwriting, acquisition and operating expenses	14,696		10,774		3,294		8,678

Total underwriting, acquisition and operating expenses	27,168		17,011		5,380		15,720

Total expenses	$68,210		$57,696		$18,136		$51,331

Income (loss) from continuing operations before income taxes	$2,638		$(3,058)		$2,136		$(5,667)
Income tax expense (benefit)	965		(1,188)		791		(1,326)

Income (loss) from continuing operations	$1,673		$(1,870)		$1,345		$(4,341)

Key Measures
Gross written premiums	$82,847		$70,478		$22,120		$49,499
Net written premiums	70,818		59,636		21,274		41,858
GAAP Ratios
Net ex-catastrophe loss ratio	58.7%		75.7%		61.5%		68.8%
Net catastrophe loss ratio	2.8		3.0		4.5		12.5

Net total loss and loss adjustment expense ratio	61.5		78.7		66.0		81.3
Net expense ratio	40.7		32.9		27.8		35.9

Net combined ratio	102.2%		111.6%		93.8%		117.2%

Allocated assets (1)	$167,562		$139,189		$130,292		$ n/a
Net underwriting leverage (2)	2.3	x	2.3	x	2.3	x	n/a

(1)	We allocate assets to our segments through our return on average equity model. See “—Key Financial Measures” above.
(2)	Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment.

Underwriting income

Premiums—Gross written premiums of $82.8 million in 2005 were 17.6% higher than the $70.5 million in 2004, driven primarily by our farm and ranch initiatives and growth in targeted classes and regions. The farm and ranch program provided $8.9 million of gross written premiums in 2005 compared to $3.6 million in 2004 (the 2004 premium was from a book of business assumed at year-end). Additional growth occurred in commercial liability and commercial auto consistent with our growth plans. Gross written premiums of $70.5 million in 2004 were 1.6% lower than the $71.6 million in 2003 Total. Although premium writings continued to decrease through the first nine months of 2004 as a result of the continued execution of initiatives undertaken in 2003 (described below), this trend reversed in the fourth quarter of the year due to new business written through newly appointed agents and the assumption of a book of farm and ranch business that expanded our rural market focus.

Following is a list of initiatives that were taken in the period following the 2003 Acquisition and continuing through 2005 to improve the performance of the commercial book:

•	a phase out of certain historically unprofitable classes of business (including habitational and multi-tenant coverages and roofing contractors);

•	agency management actions, which included the termination of certain unprofitable relationships and appointment of various new agents with whom our current management team had favorable prior experience;

•	changes in geographic mix of business away from areas more heavily prone to weather catastrophes, including managing our coastal exposures;

•	a cessation of the writing of workers’ compensation in Oklahoma; and

•	development of, and clearer communication to agents about, our defined target markets and target risks.

Net written premiums in 2005 were $70.8 million, or 18.7% higher than the $59.6 million in 2004, with the growth paralleling the growth in the gross written premiums. Net written premiums of $59.6 million in 2004 were 5.5% lower than the $63.1 million in 2003 Total. Changes in excess per risk reinsurance programs and pricing accounted for most of the differences between the percentage changes in gross written premiums and the percentage changes in net written premiums between 2004 and 2003.

Net insurance premiums earned of $66.7 million were 29.1% higher in 2005 than in the $51.7 million in 2004. None of the assumed farm and ranch book of business impacted the 2004 earnings since we acquired the book at the end of the year. Our commercial book of business began to grow in late 2004 and the earned impact was significantly felt in 2005. Most of the cost for the additional catastrophe reinsurance protection acquired after Hurricanes Katrina and Rita was allocated to the Personal Lines segment; therefore, the Commercial Lines segment was not significantly impacted. Net insurance premiums earned of $51.7 million in 2004 were 18.1% less than the $63.1 million of 2003 Total, primarily due to the impact of the 2003 and 2004 changes described above for gross written premiums. Net insurance premiums earned for this segment included amortization of the fair value adjustment of the unearned premium liability of $4.5 million and $2.5 million in 2004 and the 2003 Stub Period, respectively.

Commercial property rates appear to be firming in coastal areas; however, they remain soft in other areas. Commercial liability and auto rates are also highly competitive in most markets and increased rates are not expected in the near-term.

Net losses and LAE incurred—The net total loss ratio for 2005 was 61.5% compared to 78.7% for 2004. The catastrophe loss ratio of 2.8% in 2005 for the Commercial Lines segment was similar to the 3.0% ratio in 2004. This similarity resulted despite the large hurricanes in 2005 primarily because the Company has fewer commercial risks along the Louisiana coast and “tier-one counties” of Texas. Over the past two years, the Company intentionally reduced its Texas coastal wind-exposed commercial policy base by more than 40.0% and has minimal wind-exposed commercial risks in the Louisiana coastal parishes.

The ex-catastrophe loss ratio for 2005 was 58.7% compared to 75.7% in 2004. The 2005 loss ratio also includes the impact of $3.8 million of additional liabilities for IBNR losses and LAE primarily related to commercial liability lines. The improvement in loss ratios came as the result of improvement in the commercial property, commercial auto and workers compensation lines, where considerable improvement occurred in our ex-catastrophe experience. We had a significant reduction in large ex-catastrophe losses over $250,000 in 2005 compared to 2004 (eight in 2005 compared to 19 in 2004). We attribute this reduction to the re-underwriting and agency initiatives noted above. Commercial liability continues to grow organically and develop from prior years, thus the additional liabilities in 2005. The farm and ranch program experienced higher catastrophe losses than the other commercial lines primarily due to wind losses for irrigation equipment.

The net total loss ratio was 78.7% for 2004, 66.0% for the 2003 Stub Period and 81.3% for the 2003 Cutoff Period. A comparison of the net loss ratios between the periods is also influenced by increases in liabilities for IBNR losses and LAE of $7.5 million in 2003 Total primarily related to changes in estimates on workers’ compensation liabilities, mold-related liabilities and commercial casualty LAE liabilities. We increased commercial lines liabilities for IBNR losses and LAE in 2004 by $2.0 million primarily for the casualty and auto bodily injury lines to address runoff of the classes of business that we phased out in late 2003 and 2004.

Underwriting income for this segment was also favorably impacted by comparatively fewer catastrophes in 2004. Catastrophe losses have historically accounted on average for 4.8 points of the loss ratio for this segment over the past five years and contributed 7.8 points of the 2003 Total net loss ratio, compared to 3.0 points of the 2004 net loss ratio. Historically, our second and third quarters are most heavily impacted by weather-related catastrophes. The contribution of catastrophes to the second quarter net loss ratios over the past five years was on average 8.6 points while the contribution of catastrophes to the other three quarters was on average only 3.4 points. The third quarter net loss ratio over the past five years on average included 7.5 points for catastrophe events and is the quarter most exposed to hurricane events.

It should also be noted that the loss ratios in 2004 and 2003 Total were negatively impacted by the amortization of the fair value adjustment of the unearned premium from the 2003 Acquisition in the sense that the net insurance premium earned was reduced, thereby increasing the loss ratios. Excluding the impact of this adjustment would have resulted in total loss ratios of 72.4% and 58.4% in 2004 and 2003 Stub Period, respectively.

Underwriting, acquisition and operating expenses—The net expense ratio for 2005 was 40.7% compared to 32.9% for 2004, 27.8% for the 2003 Stub Period and 35.9% for the 2003 Cutoff Period. Underwriting, acquisition and operating expenses for 2004 and the 2003 Stub Period included amortization of the adjustment for the fair value of unearned premium liability from the 2003 Acquisition of $4.5 million and $2.5 million, respectively. Removing the impact of this adjustment would result in expense ratios of 38.4% and 36.2% for 2004 and the 2003 Stub Period, respectively. Various underwriting, acquisition and operating expense reduction initiatives were also implemented after the 2003 Acquisition to improve the workflows and operational efficiencies of the Commercial Lines segment. These include implementing an electronic imaging system for files and workflows to replace the former paper-laden process, a new rating and processing system and a new billing system. The net expense ratio for 2005 was 7.8 points higher than in 2004 primarily because the Company has not yet realized the productivity benefits of the new policy issuing and processing system, the new billing system and the farm and ranch system developed to handle this new line.

Underwriting income—The net combined ratio for the Commercial Lines segment was 102.2% for 2005 compared to 111.6% in 2004, an improvement of 9.4 points. The improvement is the result of underwriting gains in several commercial lines following new underwriting and marketing initiatives begun in late 2003. The combined ratio for the 2003 Stub Period was 93.8%, which reflected the favorable results typical of the fourth quarter with little catastrophe activity. The net combined ratio for the 2003 Cutoff Period was 117.2% and can largely be explained by the liability increases mentioned above prior to the 2003 Acquisition.

Income (loss) from continuing operations before income taxes

Income from continuing operations before income taxes of $2.6 million for this segment in 2005 was substantially improved over the loss of ($3.1) million in 2004 primarily due to improving underwriting margins and higher investment income. The return on average equity for this segment was 4.2% for 2005. Income (loss) from continuing operations before income taxes was $2.1 million for the 2003 Stub Period and ($5.7) million for the 2003 Cutoff Period. As described above, the pre-acquisition losses included significant increases in liabilities for losses and LAE. The loss in 2004 was heavily impacted by the prior decisions to phase out certain classes of business and the agency management actions taken in 2003 and early 2004.

Program Management

The Program Management segment accounted for 26.8%, 31.4% and 34.0% of our consolidated gross written premiums in 2005, 2004 and 2003 Total, respectively. This segment also accounted for 19.2%, 20.4% and 20.9% of our consolidated net insurance premiums earned in 2005, 2004 and 2003 Total, respectively. In 2005, this segment generated $4.5 million of our $22.7 million of consolidated net income. We retain all or a portion of the underwriting risks written through our unaffiliated MGAs and, in cases where quota share reinsurance is placed, we receive a fronting fee for writing the business.

The table below summarizes our historical results of operations for the Program Management segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated and combined financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Company						Subject Companies Combined
	Year Ended December 31,				Period August 29 to December 31, 2003		Period January 1 to August 28, 2003
Results of Operations—Program Management	2005		2004
	(Dollars in thousands)
Net insurance premiums earned	$45,694		$45,115		$13,122		$40,276
Net investment income	2,616		1,664		407		813
Net realized gains (losses)	(68)		237		250		503
Other income	2,277		2,530		916		2,806

Total revenues	$50,519		$49,546		$14,695		$44,398

Net losses and loss adjustment expenses incurred	$25,874		$20,274		$8,838		$26,960
Underwriting, acquisition and operating expenses
Commissions	11,779		10,840		2,926		8,742
Other underwriting, acquisition and operating expenses	5,764		6,341		395		5,326

Total underwriting, acquisition and operating expenses	17,543		17,181		3,321		14,068

Total expenses	$43,417		$37,455		$12,159		$41,028

Income from continuing operations before income taxes	$7,102		$12,091		$2,536		$3,370
Income tax expense	2,599		4,698		940		789

Net income	$4,503		$7,393		$1,596		$2,581

Key Measures
Gross written premiums	$133,470		$146,457		$38,519		$122,234
Net written premiums	57,441		46,110		11,046		41,989
GAAP Ratios
Net loss and loss adjustment expense ratio	56.6%		44.9%		67.4%		66.9%
Net expense ratio	38.4		38.1		25.3		34.9

Net combined ratio	95.0%		83.0%		92.7%		101.8%

Allocated assets (1)	$205,685		$184,181		$178,934
Net underwriting leverage (2)	2.2	x	2.2	x	2.2	x

(1)	We allocate assets to our segments through our return on average equity model. See—Key Financial Measures above.
(2)	Net underwriting leverage by segment is a product of our return on average equity model based on net written premiums and allocated equity by segment.

Underwriting income

Premiums—The 2005 gross written premiums of $133.5 million were 8.9% lower than in 2004. Gross written premiums of $146.5 million in 2004 were 8.9% lower than the $160.8 million in 2003 Total. The decrease in 2005 and 2004 was primarily due to the termination of three unaffiliated MGA programs that no longer met our financial criteria (a short-term nonstandard personal auto program that had gross written premiums of $19.3 million in 2003 Total, $8.8 million in 2004 and $0 in 2005; a commercial auto program that had gross written premium of $13.5 million in 2003 Total, $9.3 million in 2004 and $0 in 2005; and another commercial auto and general liability program that had gross written premiums of $6.7 million in 2003 Total, $0.7 million in 2004 and $0 in 2005). Partially offsetting the terminated programs was an increase of 2.8% and 8.8% in 2005 and 2004, respectively, in the gross written premiums in our largest unaffiliated MGA program Texas General Agency, Inc. (“TGA”), to $116.7 million in 2005 and $113.5 million in 2004. The growth from the writings of our new nonsubscriber program and a long-standing commercial auto/small casualty program generated by our largest MGA in 2005 and 2004 was offset by the loss of premium from the terminated programs. Approximately half of our largest MGA’s gross written premium consists of commercial auto and approximately one-third is commercial casualty business. Their casualty lines have doubled over the past several years while their auto lines have remained relatively flat.

The business in the Program Management segment represents programs administered by unaffiliated MGAs where Republic participates in the net premiums and underwriting results to a specified extent ranging from 10% to 100%. The portion not retained by Republic is ceded to highly rated reinsurers approved by Republic. We retained 40% of the business produced by TGA, our largest MGA, in 2005 compared to 20% in 2004 and 10% in 2003. Two of the three programs terminated over the past two years were 100% retained. Net written premiums in this segment increased from $46.1 million in 2004 to $57.4 million in 2005 after declining 13.1% in 2004 from $53.0 million in 2003 Total. Net insurance premiums earned of $45.7 million in 2005 were only marginally higher than in 2004 because the earned impact of the higher 2005 participation in the business produced by TGA was offset by the lost premiums of the terminated programs. Net insurance premiums earned on the largest program increased 96.8% in 2005; however, that was insufficient to offset the loss of earned premium from the terminated programs. In 2004, net insurance premiums earned declined 15.5%. The decrease in 2004 in the net written premiums was partially mitigated by our increased net retention in the business produced by TGA in 2004. In the TGA program, net written premiums increased 99.5% and net insurance premiums earned increased 57.9% during 2004. In our Program Management segment, we periodically adjust our net retentions based upon available capital, program profitability and other considerations.

In the fourth quarter of 2005, TGA was acquired by Hallmark Financial Services, Inc. (“Hallmark”). On October 31, 2005, we reached a substantive agreement with Hallmark regarding an expanded relationship with TGA. The agreement provides for the continued participation by certain insurance subsidiaries of the Company as policy issuing carriers for TGA for a three-year period. The substantive agreement was previously filed by 8-K dated November 14, 2005 and is now evidenced by the Managing General Agency Agreement between various insurance subsidiaries of the Company and TGA effective January 1, 2006. A redacted version of the agreement is filed with this Form 10-K as Exhibit 10.14. Portions of this document were omitted pursuant to a confidential treatment request filed with SEC and have been provided separately to the SEC. In 2005, our net retention of the TGA business was 40%. Pursuant to the terms of the new agreement, we increased our retention to 50% in 2006. For 2007, our agreement provides that we will retain between 40% and 50% and in 2008 we will retain a minimum of 30%. We will continue to receive fronting fees in addition to our participation in the underwriting results of this program. Through 2005, the portion of TGA’s business not retained by us was ceded to unaffiliated reinsurers, including Folksamerica Reinsurance Co., Endurance Reinsurance Corp. of America and QBE Reinsurance Corp. Starting in 2006, an affiliate of Hallmark will assume the portion of TGA’s business not retained by us. Hallmark is rated “A-” (Excellent) by A.M. Best.

Net losses and LAE incurred—The net loss ratio for 2005 was 56.6% compared to 44.9% in 2004 and 67.0% in 2003 Total. The 2003 Total loss ratio was unfavorably impacted by $9.3 million in increases in liabilities for losses and loss adjustment expenses primarily associated with two programs that were subsequently terminated. The 2004 loss ratio of 44.9% was favorably impacted by 7.3 points from a reduction in liabilities primarily related to the favorable runoff of two terminated MGA programs. After factoring out the favorable loss development in 2004, the 2005 net loss ratio was approximately 4.4 points higher primarily due to higher commercial auto losses from our largest MGA program during 2005. This business also was minimally affected in 2005 by Hurricane Rita, although the amounts of catastrophe claims are not recorded separately for the program business.

Underwriting, acquisition and operating expenses—Generally, our MGA agreements provide a sliding scale commission based upon the profitability of the business produced. Accordingly, as the loss ratio declines, the expense ratio will generally increase due to the higher sliding scale commissions. This is reflected in the increased expense ratio for 2004 as compared to the prior periods. After factoring out the impact of the amortization of the fair value adjustment of the unearned premium, the expense ratio was approximately 2.0 points higher in 2004 than in 2005, reflecting the impact of the lower loss ratio in 2004.

Underwriting income—When comparing the 2005 net combined ratios of 95.0% to the 2004 combined ratio of 83.0%, it is necessary to consider the approximately 5.0 point impact on the 2004 combined ratio of the favorable loss development and the amortization of the fair value of the unearned premium. Net insurance premiums earned and underwriting, acquisition and operating expenses included amortization of the fair value adjustment for the unearned premium in the 2003 Acquisition in the amounts of $1.6 million and $0.2 million for 2004 and the 2003 Stub Period, respectively. The 2005 net combined ratio was also negatively impacted by the cost of a new excess of loss reinsurance treaty purchased in 2005 to provide additional protection for the higher retention in our largest MGA program and by an increase in incurred losses on commercial auto business written by that program.

Other income

Other income primarily represents fronting fees retained for unaffiliated MGA programs and is presented net of our expenses associated with producing the business. Fronting fees in 2005 were $3.0 million, less fronting fee expense of $0.8 million for a net total of $2.3 million. Fronting fees in 2004 were $3.6 million, less fronting fee expense of $1.1 million for a net total of $2.5 million. Other income declined 10.0% in 2005 and 32.0% in 2004. These declines are primarily related to the reduced premium volume associated with the three MGA programs that were terminated in 2004 and 2003.

Income from continuing operations before income taxes

Net income from continuing operations before taxes of $7.1 million in 2005 was lower than the $12.1 million in 2004 primarily because of the above noted favorable loss development in 2004. The return on average equity for this segment was 15.0% in 2005 compared to 20.9% in 2004. Income from continuing operations before income taxes was $12.1 million for 2004, $2.5 million in the 2003 Stub Period and $3.4 million in the 2003 Cutoff. Our largest MGA has historically contributed the greatest profit for this segment. With the termination of unprofitable MGAs, the net income for this segment increased in 2004 due to the release of IBNR liabilities related to the favorable runoff of the terminated programs.

Insurance Services and Corporate

The Insurance Services and Corporate segment accounted for 28.3%, 24.9% and 17.9% of our consolidated gross written premiums in 2005, 2004 and 2003 Total, respectively. In 2005, this segment generated $4.2 million of our $22.7 million of consolidated net income. The gross written premiums in this segment are fronted by our companies on behalf of other insurers who wish to access markets through our unique combination of licenses and charters. We retain a fronting fee on these premiums and cede 100% of the underwriting risk to the sponsoring insurance carrier. As such, this business does not result in net written or earned premiums, losses or commissions. In addition, the unallocated holding company overhead and expenses, all of our interest expense on our senior secured credit facility and our trust preferred securities and the equity in our share of the earnings of Atlas are accounted for in this segment. Because all of the business we conduct in this segment is fee-based, underwriting income, net loss ratio, net expense ratio, net combined ratio and net underwriting leverage ratio are not relevant measures for this segment.

The table below summarizes our historical results of operations for the Insurance Services segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated and combined financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Company			Subject Companies Combined
	Year Ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
Results of Operations—Insurance Services and Corporate	2005	2004
	(Dollars in thousands)
Net insurance premiums earned	$0	$0	$0	$0
Net investment income	364	327	20	40
Net realized gains (losses)	(9)	21	12	24
Other income	2,150	1,976	498	1,110

Total revenues	$2,505	$2,324	$530	$1,174

Net losses and loss adjustment expenses incurred	$0	$95	$0	$0
Underwriting, acquisition and operating expenses
Commissions	0	0	0	0
Other underwriting, acquisition and operating expenses	(841)	(1,963)	1,130	179

Total underwriting, acquisition and operating expenses	(841)	(1,963)	1,130	179

Interest expense	3,298	2,159	399	0

Total expenses	$2,457	$291	$1,529	$179

Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated foreign insurance company	$48	$2,033	$(999)	$995
Income tax expense (benefit)	18	790	(370)	233
Equity in earnings of unconsolidated foreign insurance company, net of income taxes	4,161	2,982	727	1,675

Income from continuing operations	$4,191	$4,225	$98	$2,437

Key Measures
Gross written premiums	$140,789	$115,983	$28,279	56,332
Allocated assets (1)	$220,180	$193,793	$174,035	n/a

(1)	We allocate assets to our segments through our return on average equity model. See “—Key Financial Measures” above.

Gross written premiums

Gross written premiums of $140.8 million in the Insurance Services and Corporate segment in 2005 were 21.4% higher than in 2004 reflecting higher premium volume from the fronting programs of two national carriers. The largest of these programs generated $62.5 million in gross written premiums in 2005 compared to $37.8 million in 2004 and $4.1 million in 2003 Total. The second largest program generated $39.5 million in gross written premiums in 2005, which was comparable to their 2004 and 2003 writings. The third largest program generated $13.1 million in gross written premiums in 2004, $14.2 million in 2004 and $5.2 million in 2003. Total gross written premiums fronted on behalf of other carriers increased 37.1% in 2004 primarily due to the expansion of two new fronting programs with large national carriers for personal auto in Texas. These programs started in late 2003 and accounted for $52.0 million of gross written premiums in 2004 compared to $9.3 million in 2003 Total. Other active accounts have grown in sufficient volume to offset declines in several older programs that continue to be phased out.

Other income

Other income primarily represents fronting fees retained for fronting programs from other national or regional insurance carriers. This is net of our expenses associated with producing the business. . Fronting fees in 2005 were $2.7 million, less fronting fee expense of $0.6 million for a net total of $2.1 million. Fronting fees in 2004 were $2.6 million, less fronting fee expense of $0.8 million for a net total of $1.8 million. Other income was 8.8% higher in 2005 compared to 2004 primarily due to the higher fronted premium volume. Other income increased 22.9% in 2004 over 2003 Total primarily due to the growth associated with the two new fronting programs described above.

Underwriting, acquisition and operating expenses

As noted earlier, due to the fee-based nature of the business in this segment, there are no underwriting or acquisition expenses. However, operating expenses include the ordinary expenses for this segment, including corporate and holding company expenses and eliminations. Total expenses for this segment show as credits in 2005 and 2004 due to the nature of intercompany leasing arrangements of certain fixed assets which started in 2004. All intercompany transactions are eliminated in consolidation.

Interest expense

Interest expense on corporate debt, which is recorded in this segment, of $3.3 million in 2005 was 52.8% higher than the $2.2 million in 2004 due to the additional $20.0 million credit agreement in 2005 and to increases in the variable interest rate of an existing trust preferred security. Interest expense of $2.2 million for 2004 and $0.4 million for the 2003 Stub Period related to the two trust preferred securities issued in 2003 after the 2003 Acquisition. See Note 13 to our audited consolidated and combined financial statements included in this annual report.

Income (loss) from continuing operations before income taxes and equity in earnings of foreign insurance company

Income (loss) from continuing operations before income taxes was $0.05 million in 2005, $2.0 million in 2004, ($1.0) million for the 2003 Stub Period and $1.0 million for the 2003 Cutoff Period. Income from fronting fees and allocated investment income largely offset the interest expense of the corporate debt and holding company expenses.

Equity in earnings of unconsolidated foreign insurance company

The equity in earnings of our unconsolidated foreign insurance company includes our share of the income of Atlas of $4.2 million in 2005, $3.0 million in 2004, $0.7 million in the 2003 Stub Period, and $1.7 million in the 2003 Cutoff Period. The improvement in 2005 is largely attributable to Atlas’ improved investment results outpacing a decline in underwriting income for the year and to the fourth quarter 2004 true-up of $2.6 million. The improvement also resulted from a decline in the Mexican peso to U.S. dollar exchange rate during 2005. The Mexican insurance markets are experiencing rate softening due in part to price decreases from large foreign controlled insurers. These price decreases coupled with losses from multiple hurricanes (primarily life, accident and health, and auto losses) in 2005 negatively impacted Atlas’ underwriting results.

Liquidity and Capital Resources

Sources and uses of funds

Republic Companies Group, Inc. operates as a holding company with no business operations of its own. Consequently, our ability to pay dividends to stockholders, meet debt payment obligations and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates.

Generally, there are no restrictions on the payment of dividends by our non-insurance company subsidiaries and controlled affiliates RHP, RG2, RDS and EGA other than state corporate laws regarding solvency and those imposed pursuant to the terms of our senior secured credit facility. As a result, our non-insurance company subsidiaries and affiliates should be able to generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. For the year ended December 31, 2005, our non-insurance company subsidiaries and affiliates produced cash flow sufficient to pay all dividend and debt service requirements. As of December 31, 2005, we had $5.4 million of cash and invested assets at our holding company and our non-insurance company subsidiaries and controlled affiliates.

Our insurance company subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of their domiciliary state insurance departments. Generally, Texas-domiciled insurers may pay dividends without advance regulatory approval only from unassigned surplus and only to the extent that all dividends paid in the twelve months ending on the date in question do not exceed the greater of (1) 10% of their policyholders’ surplus as of December 31 of the preceding year or (2) 100% of their net income for the calendar year preceding the year in which the value is being determined and subject to available earned surplus, as defined by the domiciliary state insurance department. In addition, insurance companies are required by law to maintain a minimum level of surplus on a statutory basis. Statutory surplus is calculated by subtracting total liabilities from total admitted assets computed under accounting principles prescribed or permitted by the insurer’s state of domicile. As of January 1, 2006, the maximum dividend that RUIC can pay without prior approval was $16.9 million. Any dividend in excess of this amount would be considered an “extraordinary dividend,” which would require advance approval by the Texas Insurance Commissioner.

The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2005, the statutory surplus of our insurance subsidiaries and controlled affiliates was collectively $133.2 million in excess of the prescribed risk-based capital requirements that correspond to any level that would trigger regulatory action.

Our operating subsidiaries’ primary sources of funds are net premiums received, commission and fronting fee income, net investment income and the proceeds from the sale and maturity of investments. We use these funds to pay claims and operating expenses, purchase investments and pay dividends to our holding company. Our assets and ongoing cash inflows are invested in a manner to provide an appropriate matching between asset liquidity and liability payments. Due to the short-tailed nature of our insurance policies, more than 96% of claims are paid within four years. To help satisfy claim payments and protect against cash outflow uncertainties, the average duration of our bond portfolio is less than four years (at December 31, 2005 the average duration was 3.3 years). During the catastrophe-prone second quarter, we generally maintain higher levels of cash in anticipation of satisfying cash outflows to pay claims from catastrophic events. Our investment portfolio is structured in a manner to yield substantial cash flows within relatively short periods. As of December 31, 2005, our investment portfolio is expected to produce cash inflows from interest and principal repayments of $79.1 million in 2006 and $42.6 million in 2007. As of December 31, 2005 and 2004, we held cash and short-term investments of $68.5 million and $39.4 million, respectively. This focus on liquidity helps protect us from unanticipated capital gains or losses on the sale of investments to meet liquidity needs.

In 2005, Hurricanes Katrina and Rita resulted in considerable gross losses that required unusually higher payments to claimants following the storms. Our reinsurance treaties include cash call provisions which provide ready access to cash to pay ceded losses and loss adjustment expenses based upon projected payment patterns. By closely monitoring the timing of loss payment patterns and coordinating these with the timing of reinsurance recoveries we have had adequate cash flow to pay losses without the need to liquidate securities held in our investment portfolio. This avoided the potential negative implications of liquidating long-term bond holdings during a period of rising interest rates. Our reinsurance recoverables at December 31, 2005 are higher than at

December 31, 2004 primarily because of higher ceded recoverables for losses and LAE related to Hurricanes Katrina and Rita. We have experienced no collectibility issues regarding these recoverables and anticipate no uncollectible reinsurance recoverables associated with these storms.

Net cash provided by operating activities was $47.8 million for the year ended December 31, 2005 compared to $34.3 million for the year ended December 31, 2004 and net cash provided by operating activities of $22.5 million and $12.0 million for the 2003 Stub and 2003 Cutoff Periods, respectively. The increase in cash flow generated from operations for the year ended December 31, 2005 compared to the prior year was principally due to increases in cash flows due to the timing of collections and payments of losses and unearned revenue. Cash flows generated from operations were substantially similar in 2004 and 2003 Total. Our cash collection and payment processes have not changed materially and we do not expect changes to these procedures in the future.

Net cash used in investment activities amounted to $63.0 million for the year ended December 31, 2005 compared to net cash used in investment activities of $32.7 million for the year ended December 31, 2004, $26.6 million for the 2003 Stub Period and $23.7 million for the 2003 Cutoff Period. The increase in cash used in investment activities $30.3 million for the year ended December 31, 2005 compared to the prior year is primarily due to the increase in short-term investments related to the timing of the receipt of funds from reinsurers following the hurricanes in the third quarter. The comparison of cash used in investment activities between 2005, 2004 and 2003 was impacted by the receipt of $19.6 million for the sale of the home office building in 2004.

Net cash provided by financing activities was $17.0 million for the year ended December 31, 2005 compared to $1.2 million for the year ended December 31, 2004 and $4.1 million for the 2003 Stub Period and $11.8 million for the 2003 Cutoff period. The increase in cash provided by financing activities for 2005 was primarily related to the $20.0 million in proceeds from our new senior credit facility and to the increase in the cash overdraft account as of December 31, 2005. We believe this occurred due to the large volume of checks issued during the fourth quarter to settle hurricane claims; however, due to the complexities of arranging repairs and coordinating endorsements with lienholders, many policyholders simply had not cashed their claim checks as of December 31, 2005. Substantially all of the cash received from our IPO and from our new senior credit facility were used to pay accrued preferred dividends, to redeem preferred stock and pay expenses of the IPO. There were no major financing activities in 2004. In the 2003 Stub Period, we issued $30.0 million of trust preferred securities, primarily to redeem $22.0 million of temporary capital provided by our new ownership following the 2003 Acquisition. The balance of the trust preferred proceeds was used for general corporate purposes. Changes in our cash overdraft balance between 2004 and 2003 were due to the timing of routine claims and operating activities.

Liquidity

We maintain sufficient liquidity to pay claims, operating expenses, debt service, dividends and other obligations. At December 31, 2005 and 2004, we held $68.5 million and $39.4 million, respectively, in cash, cash equivalents and short-term-investments. We monitor our expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claims payments without having to sell longer-duration investments. We adjust our holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. Given our historical cash flow, we believe that cash flow from operating activities will provide sufficient liquidity for our ongoing operations, including satisfying debt service obligations, supporting our holding company operations, paying other operating expenses and paying dividends to our stockholders. We anticipate that we will be able to meet our cash requirements for the foreseeable future.

IPO

We completed our IPO effective August 8, 2005 with the issuance of 6,000,000 shares of new common stock at a price to the public of $14.00. The $84.0 million of proceeds were used to pay accrued preferred dividends and to redeem a portion of our Series A preferred stock as well as pay underwriters commissions and other expenses of the offering. Only a nominal amount of the proceeds were available for general corporate purposes.

Capital resources

Credit facility. Our subsidiary, Republic Companies, Inc., entered into a senior secured credit facility on February 23, 2005 with Frost National Bank, N.A. The credit facility is backed by our unconditional guarantee of our subsidiary’s payment and performance. The credit facility consists of a five-year term loan in the amount of $20.0 million. We used all of the proceeds of the term loan to fund a dividend to our preferred stockholders. Interest under the credit facility will equal, at our option, either one-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 2.0% or (2) the higher of the prime rate or the federal funds overnight rate plus 0.5%. The interest rate in effect at December 31, 2005 was 6.37%.

Our obligations under the credit facility are secured by a security interest in all of the issued and outstanding capital stock of our subsidiaries EGA, RG2 and RUIC. In addition, the credit facility is secured by our shares of common stock and preferred stock of RHP. Under the terms of the credit facility, an event of default will occur, among other things, upon:

•	our non-payment of any part of the principal or interest owing under the loan or other debt in excess of $2.5 million;

•	our failure to comply with certain covenants set forth in the senior secured credit facility including:

•	reducing our consolidated shareholders’ equity below $125 million at any time;

•	reducing the total adjusted surplus of our subsidiary RUIC below the greater of $125 million and 250% of risk-based capital at any quarter end;

•	incurring additional debt or liens (except for certain permitted debts and permitted liens);

•	selling or pledging the stock of subsidiaries;

•	acquiring or disposing of assets (except for certain permitted transactions);

•	merging with other companies;

•	paying dividends (unless, both prior to and after giving effect to the dividend, we and our subsidiaries are in compliance with all of the financial covenants under the credit facility and we provide advance written notice to the lenders); and

•	other general covenants;

•	our bankruptcy or insolvency;

•	our becoming subject to intervention by state or federal insurance regulators;

•	our becoming subject to a judgment in excess of $2.5 million;

•	our change of control, defined as the replacement of the majority of our board or equivalent governing body during any 12 month period with individuals other than those members serving on our board at the beginning of such period or successors to those board members who are elected or nominated by a board, the majority of which is composed of those initial board members;

•	any governmental authority allegation of or commencement of any action for any securities laws violation that could reasonably be expected to result in a material adverse change; or

•	the occurrence of a material weakness in or fraud in our “disclosure controls and procedures” or “internal controls over financial reporting” as described in Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) that could be expected to result in a material adverse change.

If an event of default under the terms of our senior secured credit facility occurs, and continues beyond any applicable grace period and is not waived by the lender, the entire principal and the interest accrued thereon may be declared to be due and payable immediately. At December 31, 2005, we are in compliance with all of the financial and restrictive covenants associated with this facility.

Trust preferred securities. In September and October 2003, we, through our trust subsidiaries, RIG Capital Trust I and RIG Capital Statutory Trust II, issued an aggregate of $30.0 million of trust preferred securities with stated maturities of 30 years in two private offerings. We have the option to call the securities at par beginning five years from the date of issuance. The interest rate on the first $10.0 million of trust preferred securities is adjusted quarterly to the three-month LIBOR plus 4.0%. The interest rate in effect for this issue at December 31, 2005 was 8.02%. If these trust preferred securities are redeemed prior to the first call date of September 30, 2008, the holders will be paid the principal plus a premium of 7.5% in addition to the accrued interest. The interest rate on the remaining $20.0 million of trust preferred securities is 7.7% during the no call period of five years, after which the interest rate will be adjusted quarterly to the three-month LIBOR rate plus 3.85%.

Under the terms of both series of the trust preferred securities, an event of default will occur upon our:

•	non-payment of interest on the trust preferred securities, unless such non-payment is due to a valid extension of an interest payment period;

•	non-payment of all or any part of the principal of the trust preferred securities;

•	failure to comply with the covenants or other provisions of the trust preferred securities; or

•	bankruptcy or liquidation or that of either of the financing trusts through which the trust preferred securities were issued.

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated notes. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated notes held by the trust. We own all of the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related junior subordinated notes. The notes, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed each trust’s obligations under the trust preferred securities issued by each respective trust. If an event of default under the terms of our trust preferred securities occurs, continues beyond any applicable grace period, and is not waived by the holders of at least a majority in liquidation amount of the trust preferred securities, the entire principal and the interest accrued thereon may be declared to be due and payable immediately. At December 31, 2005, we are in compliance with all of the financial and restrictive covenants associated with the trust preferred securities.

Contractual Obligations and Commitments

The following table summarizes information about our contractual obligations and commitments. The minimum payments under these agreements as of December 31, 2005 were as follows:

As of December 31, 2005	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in millions)
Long-term debt (1)	$124.7	$3.6	$7.2	$26.8	$87.1
Liabilities for losses and loss adjustment expenses incurred	315.2	189.1	97.7	22.4	6.0
Operating lease obligations (2)	26.2	2.3	4.4	4.5	15.0
Other long-term obligations (3)	—	—	—	—	—

Totals	$466.1	$195.0	$109.3	$53.7	$108.1

(1)	Amounts include interest payments associated with our senior credit facility and the debt issued to related party trusts using applicable interest rates as of December 31, 2005. In connection with the adoption of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, we do not consolidate the trusts established in connection with the issuance of our trust preferred securities. As a result, we report as a component of long-term debt the junior subordinated debentures that our subsidiary, Republic Companies, Inc., pays to the trusts.

(2)	Operating lease obligations consist primarily of the lease on our home office building and various other smaller operating leases of field offices—also see note 16 to our audited consolidated and combined financial statements.
(3)	Payments of benefits under our frozen defined benefit plans are funded from plan assets. See Note 14 to our audited consolidated and combined financial statements included in this annual report.

The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2005 and are not contractual liabilities with specified times of payment. Our contractual liability is to provide benefits under our policies. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of liabilities for unpaid loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our process for estimating liabilities for unpaid loss and LAE, see Item 1. Business—Liabilities for Unpaid Losses and LAE. Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and LAE vary from actual ultimate claims and amounts and as a result of variations between expected and actual payout patterns. See Item 1.A. Risk Factors for a discussion of the uncertainties associated with estimating unpaid losses and LAE. If our actual loss and LAE exceed our liability for losses, our financial condition and results of operations could be adversely affected.

Investment Portfolio

Our primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. BlackRock Financial Management, Inc. (“BlackRock”) manages all of our fixed-income investments except certain short-term investments that are managed internally and are intended to meet near-term operating cash requirements.

We manage our fixed-income portfolio to a duration target related to the duration of our insurance liabilities. BlackRock has authority and discretion to buy and sell securities for us, subject to guidelines established by our Board of Directors. These guidelines employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or business sector. We review our investment portfolio with BlackRock monthly to ensure compliance with our investment guidelines.

Our cash and investment portfolio totaled $404.7 million and $349.4 million as of December 31, 2005 and 2004, respectively, and is summarized by type of investment as follows:

	December 31, 2005			December 31, 2004
(Dollars in thousands)	Market Value	Percent of Total	Annualized Yield	Market Value	Percent of Total	Annualized Yield
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$42,906	10.6%	4.29%	$52,074	14.9%	3.75%
Obligations of states and political subdivisions	4,075	1.0	3.57	4,159	1.2	3.77
Corporate securities	122,925	30.4	3.53	121,232	34.7	4.07
Mortgage and asset-backed securities	128,263	31.7	4.78	100,534	28.8	3.62
Short-term investments	63,901	15.8	3.37	36,516	10.5	1.71
Investment in unconsolidated foreign insurance company	35,890	8.9		30,982	8.9
Preferred stocks	1,139	0.3		0	0.0
Investment in capital trusts	929	0.2		929	0.2
Cash and cash equivalents	4,621	1.1		2,900	0.8
Other	62	0.0		70	0.0

Total	$404,711	100.0%		$349,396	100.0%

We regularly evaluate our investment portfolio to identify other-than-temporary impairments of individual securities. We consider many factors in determining if an other-than-temporary impairment exists, including:

•	the length of time and extent to which the fair value of the security has been less than cost;

•	the financial condition and near-term prospects of the issuer of the security; and

•	our ability and willingness to hold the security until the fair value is expected to recover.

Accordingly, when a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity.

The following table provides a breakdown of the amortized cost, aggregate fair value and net unrealized gains and losses by investment type as of December 31, 2005:

	As of December 31, 2005
	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses)
	(Dollars in thousands)
Fixed maturities available for sale:
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$42,997	$42,906	$(91)
Obligations of states and political subdivisions	4,160	4,075	(85)
Corporate securities	125,498	122,925	(2,573)
Mortgage and asset-backed securities	130,502	128,263	(2,239)

Total fixed maturities available for sale	$303,157	$298,169	$(4,988)

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2005 by amount of time in a continuous unrealized loss position:

	As of December 31, 2005
	Less than 12 Months		12 Months of Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturities available for sale:
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$32,802	$(238)	$3,768	$(102)	$36,570	$(340)
Obligations of states and political subdivisions	0	0	3,837	(92)	3,837	(92)
Corporate securities	59,018	(1,168)	52,952	(1,565)	111,970	(2,733)
Mortgage and asset-backed securities	69,900	(1,244)	35,144	(1,116)	105,044	(2,360)

Total	$161,720	$(2,650)	$95,701	$(2,875)	$257,421	$(5,525)

Inflation

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, the Company attempts to anticipate increases from inflation subject to the limitations of modeling economic variables. General inflation, as measured by the Consumer Price Index (“CPI”), has been relatively modest over the last several years; however, the price inflation of the goods and services purchased by insurance companies in settling claims has been steadily increasing. In particular, repair costs for homes, autos and commercial buildings and medical care costs, have risen disproportionately over the last few years. We continue to adjust our pricing projections as loss cost trends change in order to ensure premiums keep pace with inflation in all lines of business.

We also consider inflation when estimating liabilities for losses and LAE. The liabilities for losses and LAE are management’s best estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on our investments partially offset potentially higher claims and expenses.

Substantial future increases in inflation could also result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and cause unrealized losses or reductions in shareholders’ equity.

Changes in Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment. SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Procedures Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123R is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. We adopted the provisions of SFAS No. 123 in 2004 and use the fair value method for expensing stock-based compensation for periods beginning on and after January 1, 2004. We do not believe the implementation of SFAS No 123R will have a material impact on our results of operations or financial position.

The FASB has issued FASB Staff Position (“FSP”) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP requires recognition of an impairment loss on a debt security no later than when the investor deems the impairment is other-than-temporary, even if the investor has not decided to sell the security. This standard replaces current guidance in Emerging Issues Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new standard is effective January 1, 2006. We do not expect that adoption of this FSP will have a material impact on our consolidated financial position and results of operations.

The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections, as a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires restatement of all prior period financial statements if a company makes an accounting change or corrects an error. The standard is effective January 1, 2006. The Company will apply the standard, if applicable, in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, relating to both the issuers of our fixed-income securities and our reinsurers, interest rate risk and exchange rate risk. We currently have only minimal investments in publicly-traded U.S. equity investments. We currently own a 30% interest in Seguros Atlas, S.A., a Mexican insurance company, which is accounted for on the equity basis of accounting.

Credit risk. Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing in fixed-income securities that are investment grade, which are those bonds rated “BBB-” or higher by Standard & Poor’s. We also independently, and through our outside independent investment managers, monitor the financial condition of all of the issuers of fixed-income securities in our portfolio. We utilize a ratings change report, a ratings watch list and an early warning report as part of this process. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We are also subject to credit risk with respect to our reinsurers. As of December 31, 2005, we had balances due from reinsurers and prepaid reinsurance premiums in excess of 10% of the Company’s $164.5 million shareholders’ equity owed by Folksamerica Reinsurance Co. ($64.1 million), Northland Insurance Co. ($56.9 million), Hartford Fire Insurance Co. ($54.0 million) and Endurance Re Corp. of America ($22.7 million). Although a reinsurer is liable for losses to the extent of the coverage that it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy. Consequently, our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” (Excellent) or better and continually evaluate their financial condition.

Interest rate risk. We had fixed-income investments subject to interest rate risk with a fair value of $362.1 million as of December 31, 2005. We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. We regularly assess these risks and balance them within the context of our liability and capital position.

As of December 31, 2005, the estimated fair value of our fixed-income portfolio was $362.1 million. We estimate that a 100-basis point increase in interest rates would cause a 3.4% decline in the estimated fair value of our fixed-income portfolio, while a 100-basis point decrease in interest rates would cause a 3.2% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the fixed-income portfolio.

Exchange rate risk. Our 30% interest in the financial position and results of operations of Atlas, which is reported in Mexican pesos, is converted into U.S. dollars and U.S. GAAP and is reported in our consolidated income statement and balance sheet. As a result, our assets and shareholders’ equity and results of operations are exposed to fluctuations in the peso to dollar exchange rate. During times of a relatively strong U.S. dollar, that portion of our earnings and assets derived from our ownership interest in Atlas will be reduced because the Mexican peso will translate into fewer U.S. dollars. These effects typically will have little or no relationship to the financial condition or results of operations of our domestic operations.

Item 8. Financial Statements and Supplementary Data

The Consolidated and Combined Financial Statements, including Notes to Consolidated and Combined Financial Statements and the Reports of Independent Registered Public Accounting Firm are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Republic Companies Group, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Companies Group, Inc. and subsidiaries (the Company) as of December 31, 2005, and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004, and the period August 29, 2003 to December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Companies Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and the period August 29, 2003 to December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Dallas, Texas

March 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Republic Companies Group, Inc.:

We have audited the accompanying combined statements of operations (predecessor basis), net assets and comprehensive income (loss) (predecessor basis), and cash flows (predecessor basis) of Republic Underwriters Insurance Company and Affiliates (the Company) for the period January 1, 2003 to August 28, 2003. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations (predecessor basis), changes in net assets and comprehensive income (loss) (predecessor basis), and cash flows (predecessor basis) of Republic Underwriters Insurance Company and Affiliates for the period January 1, 2003 to August 28, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

May 9, 2005

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
Assets
Investments:
Fixed maturities available for sale, at fair value (cost $303,157 in 2005 and $277,858 in 2004)	$298,169	$277,999
Equity securities available for sale, at fair value (cost $1,110 in 2005 and $0 in 2004)	1,139	6
Investment in unconsolidated foreign insurance company (cost $27,855 in 2005 and 2004)	35,890	30,982
Other invested assets	991	993
Short-term investments, at cost (which approximates market)	63,901	36,516

Total investments	$400,090	$346,496
Cash and cash equivalents	4,621	2,900
Accrued interest and dividends receivable	2,778	2,606
Premiums receivable from agents and insureds (net of allowance of $833 in 2005 and $497 in 2004)	60,654	61,241
Balances due from reinsurance companies (net of allowance of $330 in 2005 and $762 in 2004)	217,150	165,080
Prepaid reinsurance premiums	102,165	98,695
Deferred policy acquisition costs	29,003	23,450
Net deferred tax asset	16,231	18,507
Federal income tax recoverable	1,707	2,351
Other assets (less accumulated depreciation of $1,242 in 2005 and $311 in 2004)	17,310	10,291

Total assets	$851,709	$731,617

Liabilities and Shareholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$315,216	$267,597
Unearned premiums	235,646	213,404
Senior debt (including accrued interest of $257 in 2005)	20,257	—
Subordinated notes payable (including accrued interest of $263 in 2005 and 2004)	31,192	31,192
Accrued expenses and other liabilities	57,653	42,155
Cash overdraft	27,277	7,857

Total liabilities	$687,241	$562,205

Minority interest in consolidated subsidiary, net of tax	13	—
Shareholders’ equity:
Redeemable preferred shares
2004—Series A, $0.01 par value, $1,000 per share liquidation value. Authorized 605,000 shares; issued and outstanding 107,825 and 107,531 shares, including accrued dividends of $18,755	—	126,286
Common shares
2005—Common stock, $0.01 par value: Authorized 200,000,000 shares; issued 14,022,422 and outstanding 14,020,222 shares	140	—
2004—Class A (voting), $0.0018 par value, Authorized 9,625,000 shares; issued and outstanding 3,580,286 and 3,567,977 shares	—	7
2004—Class B (nonvoting), $0.0018 par value, Authorized 2,200,000 shares; issued and outstanding issued 1,796,883 and 1,794,133 shares	—	3
Additional paid in capital	117,562	4,287
Accumulated other comprehensive loss, net of taxes	(5,532)	(877)
Retained earnings	53,879	42,942
Unearned compensation from restricted stock awards	(1,594)	(3,236)
Treasury stock, at cost (0 shares in 2005 and 12,309 in 2004)	—	—

Total shareholders’ equity	$164,455	$169,412
Commitments and contingencies (notes 6, 8, 12, 14, and 16)

Total liabilities and shareholders’ equity	$851,709	$731,617

See accompanying notes to consolidated and combined financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Consolidated and Combined Statements of Operations

Years ended December 31, 2005 and 2004, the period August 29, 2003 to December 31, 2003,

and the period January 1, 2003 to August 28, 2003

(Dollars in thousands, except per share amounts)

				Predecessor Basis
	2005	2004	Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
Revenues:
Net insurance premiums earned	$238,148	$221,265	$76,604	$179,111
Net investment income	11,698	8,235	1,929	3,851
Net realized (losses) gains	(301)	1,148	1,185	2,384
Other income	6,296	6,631	2,185	5,583

	$255,841	$237,279	$81,903	$190,929
Expenses:
Net losses and loss adjustment expenses incurred	135,369	138,550	46,754	140,690
Underwriting, acquisition and operating expenses	87,965	65,669	22,050	60,406
Interest expense	3,298	2,159	399	—

	$226,632	$206,378	$69,203	$201,096

Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated foreign insurance company	29,209	30,901	12,700	(10,167)
Income tax expense (benefit)	10,690	12,007	4,706	(2,379)
Minority interest in earnings of consolidated subsidiary, net of tax	(13)	—	—	—
Equity in earnings of unconsolidated foreign insurance company	4,161	2,982	727	1,675

Income (loss) from continuing operations	$22,667	$21,876	$8,721	$(6,113)
Extraordinary gain	—	—	32,623	—

Net income (loss)	$22,667	$21,876	$41,344	$(6,113)

Net income available to common shareholders	$14,303	$7,572	$36,870

Net income per common share:
Basic:
Income from continuing operations	$1.66	$1.54	$0.88
Extraordinary gain	—	—	6.79

Net income	$1.66	$1.54	$7.67

Diluted:
Income from continuing operations	$1.65	$1.54	$0.88
Extraordinary gain	—	—	6.79

Net income	$1.65	$1.54	$7.67

See accompanying notes to consolidated and combined financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2005 and 2004, and the period August 29, 2003 to December 31, 2003

(Dollars in thousands)

	Preferred Series A Redeemable	Class A Common	Class B Common	Common	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Unearned Compensation from Restricted Stock Awards	Treasury Stock	Shareholders’ Equity
Balance at August 29, 2003	$—	$7	2	$—	$1	$—	$(1,500)	—	—	(1,490)
Comprehensive income (net of taxes):
Net income	—	—	—	—	—	—	41,344	—	—	41,344
Unrealized investment gain	—	—	—	—	—	1,170	—	—	—	1,170

Comprehensive income										42,514

Preferred dividends accrued	—	—	—	—	—	—	(4,474)	—	—	(4,474)

Balance at December 31, 2003	$—	$7	$2	—	1	$1,170	$35,370	$—	$—	$36,550
Reclassification of preferred stock, including accrued preferred dividends, as permanent equity	110,965	—	—	—	—	—	—	—	—	110,965
Accretion of preferred stock discount	9	—	—	—	—	—	(9)	—	—	—
Issuance of stock	1,325	—	—	—	—	—	—	—	—	1,325
Stock awards	—	—	1	—	4,286	—	—	(4,286)	—	1
Redemption/forfeiture of shares (including payment of preferred dividend)	(308)	—	—	—	—	—	—	—	—	(308)
Comprehensive income (loss) (net of taxes):
Net income	—	—	—	—	—	—	21,876	—	—	21,876
Unrealized investment losses	—	—	—	—	—	(1,107)	—	—	—	(1,107)
Foreign currency translation adjustment	—	—	—	—	—	(102)	—	—	—	(102)
Additional minimum pension liability	—	—	—	—	—	(838)	—	—	—	(838)

Comprehensive income										19,829

Stock based compensation and amortization of unearned compensation from stock awards	—	—	—	—	—	—	—	1,050	—	1,050
Preferred dividends accrued	14,295	—	—	—	—	—	(14,295)	—	—	—

Balance at December 31, 2004	$126,286	$7	$3	$—	$4,287	$(877)	$42,942	$(3,236)	$—	$169,412
Redemption / conversion of shares	(107,433)	(7)	(3)	80	38,095	—	—	—	—	(69,268)
Sale of new common stock, net	—	—	—	60	75,653	—	—	—	—	75,713
Redemption/forfeiture of shares (including payment of preferred dividend)	(98)	—	—	—	(533)	—	—	533	—	(98)
Comprehensive income (net of taxes):
Net income	—	—	—	—	—	—	22,667	—	—	22,667
Unrealized investment loss	—	—	—	—	—	(3,292)	—	—	—	(3,292)
Foreign currency translation adjustment	—	—	—	—	—	963	—	—	—	963
Additional minimum pension liability	—	—	—	—	—	(2,326)	—	—	—	(2,326)

Comprehensive income										18,012

Stock based compensation and amortization of unearned compensation from stock awards	—	—	—	—	60	—	—	1,109	—	1,169
Preferred dividends accrued	8,364	—	—	—	—	—	(8,364)	—	—	—
Dividends paid or declared	(27,119)	—	—	—	—	—	(3,366)	—	—	(30,485)

Balance at December 31, 2005	$—	$—	$—	$140	$117,562	$(5,532)	$53,879	$(1,594)	$—	$164,455

See accompanying notes to consolidated and combined financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Combined Statement of Net Assets and Comprehensive Loss

The period January 1, 2003 to August 28, 2003

(Dollars in thousands)

Predecessor Basis (Combined)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Net Assets
Balance at December 31, 2002	$1,281	$187,552	$(12,126)	$(6,284)	$170,423
Comprehensive loss (net of taxes)					—
Net loss	—	—	—	(6,113)	(6,113)
Unrealized investment loss	—	—	(3,994)	—	(3,994)
Foreign currency translation adjustment	—	—	(391)	—	(391)

Comprehensive loss					(10,498)

Balance at August 28, 2003	$1,281	$187,552	$(16,511)	$(12,397)	$159,925

See accompanying notes to consolidated and combined financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Consolidated and Combined Statements of Cash Flows

Years ended December 31, 2005 and 2004, the period August 29, 2003 to December 31, 2003,

and the period January 1, 2003 to August 28, 2003

(Dollars in thousands)

				Predecessor Basis
	2005	2004	Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
Net income (loss) from operations	$22,667	$21,876	$41,344	$(6,113)
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Extraordinary gain	—	—	(32,623)	—
Amortization and depreciation	1,118	284	27	1,347
Equity in earnings of unconsolidated foreign insurance company	(4,161)	(2,982)	(727)	(1,675)
Dividends received from unconsolidated foreign insurance company	736	425	—	441
Net accretion of bond discount	1,648	1,706	650	991
Net loss on sale of real estate	—	719	—	—
Net loss on sale of other invested assets	—	—	—	171
Net loss (gain) on sale of fixed maturities	297	(1,867)	(1,185)	(2,158)
Net gain on sale of equity securities	—	—	—	(35)
Net gain on sale of derative instruments	—	—	—	(412)
Net loss on impairment of equity securities	4	—	—	50
Deferred federal income tax expense (benefit)	4,822	6,532	62	(2,411)
Stock based compensation	1,169	1,050	—	—
Change in:
Premiums receivable from agents and insureds	587	9,226	17,197	(10,312)
Accrued interest and dividends receivable	(172)	(431)	151	(296)
Prepaid reinsurance premiums	(3,470)	(1,749)	(262)	11,093
Deferred policy acquisition costs	(5,553)	(15,603)	(7,847)	(2,068)
Balances due from reinsurance companies, net	(52,070)	(7,534)	17,012	(29,279)
Federal income tax payable	—	(2,174)	2,174	—
Federal income tax recoverable	644	(2,351)	—	849
Loss reserves and loss adjustment expenses	47,619	1,828	(502)	42,469
Unearned premium reserve	22,242	12,159	2,487	(3,914)
Accrued expenses and other liabilities	15,498	872	(14,915)	14,370
Interest payable	257	(1)	264	—
Other, net	(6,092)	12,325	(792)	(1,079)

Net cash provided by operating activities	$47,790	$34,310	$22,515	$12,029

(Continued)

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Consolidated and Combined Statements of Cash Flows—(Continued)

Years ended December 31, 2005 and 2004, the period August 29, 2003 to December 31, 2003,

and the period January 1, 2003 to August 28, 2003

(Dollars in thousands)

				Predecessor Basis
	2005	2004	Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
Cash flows from investing activities:
Sale of real estate	$—	$19,570	$—	$—
Purchase of real estate	—	—	—	(771)
Sale of fixed assets	34	176	—	388
Purchase of fixed assets	(7,341)	(1,986)	(571)	(1,924)
Purchase of other invested assets	—	—	(929)	—
Sale of fixed maturities, available for sale	199,542	320,392	149,393	85,395
Purchase of fixed maturities, available for sale	(226,786)	(374,211)	(182,485)	(111,787)
Purchase of equity securities	(1,110)	—	—	(5,234)
Sale of equity securities	—	—	—	11,826
Purchase of derivative instruments	—	—	—	(12,703)
Sale of derivative instruments	—	—	—	13,115
Sale of other invested assets	—	—	—	3,913
Cash acquired	—	—	4,512	—
Net purchase of short term investments	(27,385)	3,407	3,440	(5,891)

Net cash used in investing activities	$(63,046)	$(32,652)	$(26,640)	$(23,673)
Cash flows from financing activities:
Redemption of shares	$(98)	$(308)	$—	$—
Issuance of preferred stock	—	1,325	—	—
Proceeds from initial public offering	84,000	—	—	—
Expenses associated with initial public offering	(8,287)	—	—	—
Partial redemption of preferred stock	(69,268)	—	—	—
Minority interest	13	—	—	—
Recission of temporary capital	—	—	(22,000)	—
Payoff of note payable	—	—	(400)	(900)
Proceeds from subordinated notes payable	—	—	30,929	—
Dividends paid	(28,803)	—	—	—
Proceeds from senior debt	20,000	—	—	—
Net change in cash overdraft	19,420	221	(4,400)	12,741

Net cash provided by financing activities	$16,977	$1,238	$4,129	$11,841
Net increase in cash and cash equivalents	1,721	2,896	4	197
Cash and cash equivalents, at beginning of period	2,900	4	—	2,757

Cash and cash equivalents, at end of period	$4,621	$2,900	$4	$2,954

Supplemental disclosures of cash flow information
Interest paid	$3,041	$2,160	$399	$—
Income taxes paid	5,224	10,000	2,470	32
Noncash transactions:
Dividends declared, not paid	1,682	—	—	—
Additional minimum pension liability	3,579	1,289	—	—

See accompanying notes to consolidated and combined financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements

December 31, 2005, 2004, and 2003

(1) Basis of Presentation and Nature of Operations

The consolidated financial statements of Republic Companies Group, Inc. (RCGI) and its wholly owned subsidiaries and certain affiliates, who are controlled through various management agreements, have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation and combination. Certain 2004 and 2003 balances have been reclassified to conform to the 2005 presentation.

RCGI is an insurance holding company and its subsidiaries and affiliates include Republic Companies, Inc. (RCI), Eagle General Agency (EGA), Republic Group No. Two Company (RG2), Republic Diversified Services, Inc. (RDSI), Republic Underwriters Insurance Company (RUIC), Republic-Vanguard Insurance Company, Southern Vanguard Insurance Company, Southern Insurance Company, Republic Fire and Casualty Insurance Company, Southern Underwriters Insurance Company, Republic Lloyds, Southern County Mutual Insurance Company (SCM), and Republic Home Protectors, Inc. (RHP) (80% owned) (collectively, the Company). The Company markets and underwrites personal and commercial property and casualty risks located primarily in the southwestern United States.

Prior to August 29, 2003 and the acquisition described in note 2 below, EGA, RG2, RUIC and its wholly owned insurance subsidiaries and controlled affiliates (Subject Companies) were owned by Republic Financial Services, Inc., an indirect subsidiary of Winterthur Swiss Insurance Company (Winterthur) and the Credit Suisse Group. The financial statements presented herein reflect the combined results of operations, changes in net assets and cash flows for the Subject Companies for the period January 1, 2003 through August 28, 2003 on a combined GAAP historical cost basis (hereafter referred to as Predecessor Basis) rather than the purchase accounting basis described in note 2. Shareholders’ equity for the Subject Companies is not meaningful as the Subject Companies are presented on a combined basis.

The Company completed an initial public offering (IPO) of 6,000,000 new common shares to the public effective August 8, 2005 and now trades on the NASDAQ exchange under the symbol RUTX (see note 9).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(2) Organization and Acquisition

RCGI was formed as a Delaware corporation on December 12, 2002. There were no operations of the Company prior to the acquisition described below.

On May 9, 2003, RCGI and RCI agreed to acquire from Republic Financial Services, Inc. (RFSI), an indirect subsidiary of Winterthur Swiss Insurance Company (the Acquisition), all of the issued and outstanding common stock of the Subject Companies for $127.0 million adjusted for actual GAAP equity on the closing date. The Subject Companies are providers of property and casualty insurance primarily in the southwestern United States. Regulatory approvals were completed in August 2003 and the Acquisition closed on August 29, 2003. In January 2004, agreement was reached between RCGI and RFSI on a final purchase price of $113.8 million. In addition to the purchase price of $113.8 million, the Company incurred acquisition costs of $4.5 million. In connection with the Acquisition, an allocation of the purchase price of $113.8 million was made to the fair values of the assets acquired and the liabilities assumed as of the Acquisition date as follows:

(dollars in millions)
Assets:
Cash	$5
Investments	260
Premiums receivable	88
Balances due from reinsurance companies	175
Prepaid reinsurance premiums	97
Deferred tax asset	25
Real estate held for sale	20
Intangible assets	92
Other	17

Total	$779

Liabilities:
Losses and loss adjustment expenses	266
Unearned premiums	199
Reinsurance payables	33
Other	34

Total	532

Estimated fair value of net assets acquired	247
Less writedown of noncurrent assets and nonfinancial assets:
Fixed assets	(4)
Intangible assets	(92)

(96)

Adjusted estimated fair value of net assets acquired	151
Final purchase price	114
Acquisition costs	5

Excess of estimated fair value of net assets over purchase price	$32

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The assets acquired and liabilities assumed were adjusted to their estimated fair values as of the Acquisition date. The excess of estimated fair value of net assets over the purchase price of $113.8 million created negative goodwill. Certain noncurrent nonfinancial assets were written down by the negative goodwill and the remaining negative goodwill was recorded as an extraordinary gain in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. See note 3 for the methodology used in determining the fair value of certain assets, unearned premium liabilities and the liabilities for losses and loss adjustment expenses.

The $92 million of intangible assets acquired included identified amortizable intangible assets of $87 million and nonamortizable intangible assets of $5 million. Various methods were used to determine the estimated fair value of these assets including discounted income flow and replacement cost. The amortizable intangible assets included policyholder/agent lists of $80 million with a three year average life, unique company charters of $5 million with a twenty year life, noncompetition agreements of $1 million with a one year life, and software of $1 million with a five year life. The nonamortizable intangible assets included the value of insurance licenses and trade names. Approximately $4 million of the acquired intangible assets are expected to be deductible for tax purposes. None of the intangible assets were deemed impaired at the date of acquisition. All of these intangible assets were written down by the negative goodwill.

Management believes the negative goodwill occurred in large measure due to the seller’s desire to exit the Texas insurance market, combined with the seller’s need for additional capital for its ongoing business units.

(3) Summary of Significant Accounting Policies

(a) Investments

Investments are shown on the following basis:

•	Investment income is recognized on an accrual basis of accounting.

•	Fixed maturity and equity securities are considered as available for sale and reported at fair value. Unrealized appreciation (depreciation) of fixed maturities and equity securities available for sale is shown as a separate component of shareholders’ equity as accumulated other comprehensive income net of the related tax effect, and is not included in the determination of net income.

•	Loan-backed bonds and structured securities are amortized using the interest method and significant changes in estimated cash flows from the original purchase assumptions are accounted for using the retrospective method. Valuations are based on the structure of the deals as well as cash flows projected based on prepayment and loss assumptions using financial modeling.

•	Short-term investments consist primarily of treasury bills, money market funds and commercial paper and are carried at cost, which approximates fair value due to their short maturity.

•	The Company’s investment in an unconsolidated foreign insurance company represents the Company’s 30% interest in Seguros Atlas, S.A. (Atlas), a Mexican insurer, which is accounted for under the equity method. The Company’s 30.0% ownership, board representation, and certain voting rights enable the Company to exercise significant influence over Atlas. Under the equity method of accounting, Atlas’ accounts are not included within the Company’s consolidated balance sheets and statements of operations; however, the Company’s equity in Atlas’ income or loss is included in the consolidated and combined statements of operations.

•

Since the Acquisition, the Company does not invest in derivative financial instruments. However, prior to August 29, 2003, the Company periodically used put options and futures contracts for the purpose of

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

reducing the market risk from a drop in value of the overall equity market, as measured by the S&P 500 Index. All use of derivative instruments ceased prior to August 29, 2003.

•	Prior to August 29, 2003, the Company owned its home office building and treated the building as a long-lived asset. Depreciation was provided on a straight-line method based upon a life of 30 years. The cost of repairs and maintenance on real state was charged to expense when incurred.

Concurrent with the Acquisition, the Company’s investment in home office real estate was reclassified as an asset held for sale. As part of purchase accounting, the carrying value of the real estate was adjusted to current appraised value less costs to sell, with such value reallocated between the land and building to follow the appraisal methodology of valuing these components. Depreciation was not recorded since the property was available for sale. The cost of repairs and maintenance on real estate were charged to expense when incurred. The property was sold to an unrelated third party in August 2004. The Company currently leases its home office property (see note 16).

•	Other investments represent principally participation in trust preferred securities and are recorded at fair value.

•	Costs of investments sold are determined using the specific identification method.

Management reviews investments for impairment on a quarterly basis. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

(b) Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers certain highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(c) Premiums Receivable

Premiums receivable are carried at cost, which approximates fair value. Management provides an allowance for uncollectible accounts in the period that collectibility is deemed impaired.

(d) Underwriting, Acquisition and Operating Expenses

Policy acquisition costs such as commissions, salaries, premium taxes and certain other underwriting expenses, which vary with and are directly related to the production of business, are deferred and amortized over the effective periods of the related insurance policies. The recoverability of deferred policy acquisition costs is reviewed for any potential deficiency on a quarterly basis. A premium deficiency represents future estimated losses, loss adjustment expenses and amortization of deferred policy acquisition costs in excess of the related unearned premiums and related future investment earnings. If a premium deficiency is determined to exist, the amount thereof is deducted from the Company’s deferred policy acquisition cost asset in respect of the relevant business and is charged to earnings as an expense in the period it is determined that deficiency exists. To the extent the amount of the premium deficiency exceeds the related deferred policy acquisition cost balance, the deficiency is recorded as a liability and is charged to net income in the same period. No such deficiency was determined to exist during the periods ended December 31, 2005, 2004, or 2003. As part of the purchase accounting at Acquisition, the deferred policy acquisition cost asset and related unearned premium liability were

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

adjusted to fair value. The total adjustment of $23,540,000 was fully amortized in 2003 and 2004 due to the short-term nature of the related policies.

In prior years, certain policy installment billing fees received from policyholders were recorded as a reduction of expenses associated with installment billing and uncollectible receivables. In 2005, we elected to reclassify these fees to Other income and to reclassify the presentation in prior years to be consistent with the 2005 presentation. The impact is to increase Underwriting, acquisition and operating expenses and to increase Other income. The reclassification has no impact on net income.

(e) Property and Equipment

As part of purchase accounting, the carrying value of property and equipment was recorded at fair value. SFAS No. 141 required the write-down of certain nonfinancial assets by the negative goodwill resulting from the Acquisition (note 2). The net impact was to decrease assets by $4.1 million.

Leasehold improvements (or real estate improvements prior to the Acquisition), furniture and equipment (including electronic data processing equipment and related software) are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis generally using the shorter of the useful life or lease term: leasehold improvements and furniture—up to 12 years; and equipment and software—3 to 5 years. Prior to the Acquisition, real estate improvements were depreciated up to 20 years and furniture up to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Upon disposition, the asset cost and related depreciation/amortization are removed from the accounts and the resulting gain or loss is included in net income.

(f) Financial Instruments

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including investments in debt and equity securities. All investment transactions have credit exposure to the extent that a counter party may default on an obligation to the Company. Credit risk is a consequence of carrying, trading and investing in securities. To manage credit risk, the Company focuses on higher quality fixed income securities, reviews the credit strength of all companies in which it invests, limits its exposure in any one investment and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

(g) Premium Revenue

Premiums are earned ratably over the term (generally one year) of the related policy. Net insurance premiums earned are the portion of our net written premiums ratably earned during a measured period. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premium liabilities and are realized as revenue in subsequent periods over the remaining term of the policy. As described in more detail in Note 2, our unearned premium liability was adjusted to fair value at the 2003 Acquisition date. The fair value adjustment of the unearned premium liability was amortized over a twelve month period following the Acquisition since the related policies have one year terms or less.

In prior years, policy fees received from various fronting programs in the Program Management and Insurance Services and Corporate segments were included in gross and net written premiums and net insurance

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

premiums earned. Such fees are generally returned in their entirety to the respective producers in the form of additional commission and were not a part of our net income. Since these policy fees are charged and retained by the producing unaffiliated MGA or insurer, we elected in 2005 to net these fees and the related commission within Other Income and to reclassify the presentation in prior periods to be consistent with the 2005 presentation. The impact is to reduce written and earned premiums and to reduce commission or acquisition expense, although there is no net income effect.

(h) Other income

Other income primarily represents fronting fee income associated with the Company’s Program Management and Insurance Services and Corporate segments, reduced by the expenses associated with the generation of this income.

The Company’s insurance subsidiaries charge fronting fees to insurance carriers for whom they provide fronting services. Fronting fees are also charged to unaffiliated MGAs in connection with the policies that they underwrite on the Company’s behalf. Fronting fees are earned over the terms of the underlying policies. Gross fees included in other income were $5,752,000, $6,153,000, $1,950,000, and $5,185,000, for the years ended December 31, 2005 and 2004, the period August 29, 2003 to December 31, 2003, and the period January 1, 2003 to August 28, 2003, respectively. Such fees were reduced by related expenses of $1,404,000, 1,811,000, $572,000, and $1,269,000 for the same periods.

Other income also includes installment billing fees collected from insureds that elect to pay their insurance premiums on an installment billing plan (see comments in paragraph (d) above concerning classification of installment billing fees) and any net gain or loss on sale of fixed assets.

(i) Loss and Loss Adjustment Expense

Loss and loss adjustment expenses (LAE), net of salvage and subrogation, are provided for as claims are incurred. Our estimation of the ultimate liability for unpaid losses and LAE is based on projections developed by our actuaries using analytical methodology commonly used in the property and casualty insurance industry. Liabilities for losses and LAE are based upon (1) the accumulation of case basis estimates for losses on claims reported, (2) estimates of losses and loss adjustment expenses incurred but not reported based upon historical experience, (3) estimates of expenses for investigating and adjusting claims based upon past experience, and (4) estimates of salvage and subrogation collections. We periodically adjust our liability for losses and LAE for changes in product mix, underwriting standards, loss cost trends and other factors.

The process of establishing claims liabilities is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimate thereof, because (1) estimates of claims and claim adjustment expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (2) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

which are not yet quantifiable, and (3) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events. There are no discounts deducted from any liability balances.

As noted in note 2, in conjunction with the Acquisition, the assets and liabilities acquired were valued at fair value. Accordingly, estimated liabilities for losses and LAE and related reinsurance recoverables on unpaid losses as of August 29, 2003 were recorded at estimated fair value. The fair value of the Company’s liabilities for losses and LAE and related reinsurance recoverables was estimated based on the present value of the expected underlying cash flows of the liabilities for losses and LAE and reinsurance recoverables, and included a risk premium and a profit and risk margin. In determining the fair value estimate, management adjusted the Company’s historical GAAP undiscounted net liabilities for losses and LAE to present value assuming a rate, which approximated the U.S. Treasury rate on the date of the Acquisition. The discounting pattern was actuarially developed from the Company’s historical loss data. A profit and risk margin and a risk premium were applied to the discounted liability for losses and LAE, to reflect management’s estimate of the cost the Company would incur to reinsure the full amount of its net liability for losses and LAE with a third party reinsurer. This margin was based upon management’s assessment of the uncertainty inherent in the net liability for losses and LAE and their knowledge of the reinsurance marketplace and was confirmed by reinsurers and reinsurance intermediaries. The discount on liabilities for losses and LAE is being amortized to expense over the duration of the acquired liabilities (approximately 4 years). The reinsurer’s profit and risk margin and risk premium are being amortized to income approximately in proportion with the amortization of discount.

(j) Reinsurance

In the ordinary course of business, the Company purchases reinsurance to protect against the impact of large, irregularly-occurring losses, thus limiting the Company’s maximum loss. Such reinsurance reduces the magnitude of sudden and unpredictable changes in net income and the capitalization of the Company’s insurance operations. The Company reinsures its risks generally on an excess per risk or catastrophe basis with other insurance companies which are principally rated “A” or higher by A.M. Best. The Company also participates in reinsurance arrangements through its unaffiliated managing general agency and fronting program business whereby 20% to 100% of written premiums and associated losses and expenses are passed through to unaffiliated reinsurers which are principally rated “A-” or higher by A.M. Best. An allowance has been established for amounts deemed uncollectible.

Reinsurance does not relieve the Company of its primary obligation to the policyholder. Amounts recoverable from reinsurers are estimated in a manner consistent with the determination of losses and loss adjustment expenses.

(k) Income Taxes

The Company uses the asset and liability method of accounting for income taxes specified under SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(l) Insurance Related Assessments

The Company’s insurance subsidiaries are subject to state guaranty fund assessments, which enable states to meet policyholder requirements or meet other insurance obligations from insurance company insolvencies. The Company accrues for these assessments when it is probable that an assessment will be imposed, the obligatory event has occurred, and the amount of the assessment can be reasonably estimated. As of December 31, 2005 and 2004, the Company had accrued assessments of $302,000 and $415,000, respectively.

Additionally, the Company is subject to assessments from state FAIR Plans (Fair Access to Insurance Requirements). Plans such as the Louisiana Citizens Property Insurance Corporation and Texas Windstorm Insurance Association have levied assessments against several of our insurance subsidiaries following Hurricanes Katrina and Rita and additional assessments may follow. The total of such assessments in 2005 was $1.7 million. These assessments are generally recoverable from the Company’s catastrophe reinsurers. Such assessments may also be recoverable through surcharges to policyholders, wherein any recoveries would be reimbursed to the reinsurers.

(m) Stock-Based Compensation

In March 2004, the Company adopted a Stock Plan enabling the Company to award shares or options to officers, directors, key employees and other designated parties. Additional stock-based compensation plans were adopted in 2005. The Company has adopted the measurement and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, compensation expense is recognized over the stock award vesting period based on the fair value at the date the awards were granted (also see note 18). The Company had no stock based compensation plans in effect prior to 2004, therefore, there are no stock based compensation transition issues from prior periods.

(n) Comprehensive Income

Comprehensive income encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income, change in net unrealized gain or loss on fixed-maturity investments classified as “available for sale” and equity securities, net of income tax, change in foreign currency translation gains or losses, net of income tax, and change in additional minimum pension liability, net of income tax.

(o) Net Income Per Common Share

Basic net income per common share has been computed based on the weighted average number of common shares outstanding during the period, including restricted shares vested under the Company’s Stock Plan (see note 18). Diluted income per share assumes the issuance of common shares for all potentially dilutive restricted stock awards granted during the reporting period. The dilutive effect of stock options and unvested restricted stock awards are considered in net income per share calculations using the treasury stock method.

(p) Foreign Currency Adjustments

The financial position and results of operations of Atlas are measured using Mexican local currency as the functional currency and are adjusted to reflect U.S. GAAP. Revenues and expenses of Atlas have been translated into U.S. dollars at average exchange rates prevailing in the period. Assets and liabilities have been translated at the exchange rate on the balance sheet date. Translation gains or losses, net of applicable tax, are credited or charged directly to a separate component of other comprehensive income.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(q) Minority Interest

The Company owns 80% of RHP and the 20% portion not owned by the Company is recorded as “Minority interest in consolidated subsidiary” in the consolidated balance sheet and “Minority interest in earnings of consolidated subsidiary” in the consolidated statement of operations.

(r) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment. SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Procedures Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123R is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 123 in 2004 and uses the fair value method for expensing stock-based compensation. The Company will adopt SFAS No. 123R effective January 1, 2006 and does not anticipate that this statement will have a significant impact on its financial position or results of operations.

The FASB has issued FASB Staff Position (FSP) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP requires recognition of an impairment loss on a debt security no later than when the investor deems the impairment is other-than-temporary, even if the investor has not decided to sell the security. This standard replaces current guidance in Emerging Issues Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new standard is effective January 1, 2006. We do not expect that adoption of this FSP will have a material impact on our consolidated financial position and results of operations.

The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections, as a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires restatement of all prior period financial statements if a company makes an accounting change or corrects an error. The standard is effective January 1, 2006. The Company will apply the standard, if applicable, in the future.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(4) Fair Value of Financial Instruments

Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instrument. The estimated fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions. The carrying amount and estimated fair value for the financial instruments at period end are summarized as follows:

	2005		2004
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Dollars in thousands)
Financial assets/liabilities:
Fixed maturities	$298,169	$298,169	$277,999	$277,999
Equity securities	1,139	1,139	6	6
Other invested assets	991	991	993	993
Other short-term investments	63,901	63,901	36,516	36,516
Cash and cash equivalents	4,621	4,621	2,900	2,900
Senior debt including accrued interest	20,257	20,257	—	—
Subordinated notes payable, including accrued interest	31,192	31,192	31,192	31,192

Fair values for fixed maturities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

For cash and cash equivalents and short-term investments, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Fair value for long-term debt is estimated based on the quoted market price for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

(5) Investments

The amortized cost and estimated fair values of investments as of December 31, 2005 and 2004 are as follows:

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in thousands)
Available for sale:
Fixed maturities:
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$42,997	$249	$(340)	$42,906
Obligations of states and political subdivisions	4,160	7	(92)	4,075
Corporate securities	125,498	160	(2,733)	122,925
Mortgage and asset-backed securities	130,502	121	(2,360)	128,263

Total fixed maturities, available for sale	$303,157	$537	$(5,525)	$298,169

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in thousands)
Available for sale:
Fixed maturities:
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$51,901	$649	$(476)	$52,074
Obligations of states and political subdivisions	4,176	15	(32)	4,159
Corporate securities	120,933	850	(551)	121,232
Mortgage and asset-backed securities	100,848	294	(608)	100,534

Total fixed maturities, available for sale	$277,858	$1,808	$(1,667)	$277,999

Fair value of investment securities changes based primarily on market rates. Losses shown in the tables below are believed to be temporary. Additionally, the Company intends to and has the ability to hold all securities to maturity. The Company demonstrated its ability to meet its obligations to policyholders and claimants without having to liquidate any of its long-term investment portfolio following two of the most severe hurricanes in history in 2005. At December 31, 2005, the Company’s fixed maturity portfolio had seventy-eight (78) securities with gross unrealized losses totaling $2,875,000 that were in excess of 12 months. No single issuer had a gross unrealized loss position greater than $173,000 or 5.0% of its original cost. At December 31, 2004, the Company’s fixed maturity portfolio had thirty-seven (37) securities with gross unrealized losses totaling $844,000 that were in excess of 12 months. No single issuer had a gross unrealized loss position greater than $96,000 or 3.8% of its original cost.

	2005
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses

	(Dollars in thousands)
Available for sale:
Fixed maturities:
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$32,802	$(238)	$3,768	$(102)	$36,570	$(340)
Obligations of states and political subdivisions	—	—	3,837	(92)	3,837	(92)
Corporate securities	59,018	(1,168)	52,952	(1,565)	111,970	(2,733)
Mortgage and asset-backed securities	69,900	(1,244)	35,144	(1,116)	105,044	(2,360)

	$161,720	$(2,650)	$95,701	$(2,875)	$257,421	$(5,525)

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

	2004
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(Dollars in thousands)
Available for sale:
Fixed maturities:
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$17,578	$(112)	$11,194	$(364)	$28,772	$(476)
Obligations of states and political subdivisions	3,913	(32)	—	—	3,913	(32)
Corporate securities	42,927	(307)	25,131	(244)	68,058	(551)
Mortgage and asset-backed securities	39,249	(372)	21,820	(236)	61,069	(608)

	$103,667	$(823)	$58,145	$(844)	$161,812	$(1,667)

The amortized cost and estimated fair value of fixed maturities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers of such securities may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage and asset-backed securities are classified below as having no single maturity date.

	Amortized cost	Estimated fair value
	(Dollars in thousands)
Due in one year or less	$12,465	$12,395
Due after one year through five years	104,383	102,487
Due after five years through ten years	44,268	43,413
Due after ten years	11,539	11,611
No single maturity date	130,502	128,263

	$303,157	$298,169

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

Proceeds from the sales and maturities of fixed maturities, including short-term bonds, and equity securities available for sale, and derivative instruments, including hedging put options assets and hedging futures liabilities, and the related realized gross gains and losses and realized losses related to other-than-temporary declines in value are as follows for 2005, 2004, and 2003:

	Proceeds	Gross gains	Gross losses	Other than temporary declines	Net gain/ (loss)
	(Dollars in thousands)
Year ended December 31, 2005
Fixed maturities	$199,542	$656	$(953)	$—	$(297)
Equity securities	—	—	—	(4)	(4)
Derivative instruments	—	—	—	—	—

Year ended December 31, 2004
Fixed maturities	$320,392	$2,597	$(730)	$—	$1,867
Equity securities	—	—	—	—	—
Derivative instruments	—	—	—	—	—

Period August 29 to December 31, 2003
Fixed maturities	$149,393	$1,774	$(589)	$—	$1,185
Equity securities	—	—	—	—	—
Derivative instruments	—	—	—	—	—

Period January 1 to August 28, 2003
Fixed maturities	$85,395	$2,475	$(317)	$—	$2,158
Equity securities	11,826	634	(599)	(50)	(15)
Derivative instruments	13,115	412	—	—	412

The Company’s insurance subsidiaries had bonds with fair values totaling $12,185,000 and $12,078,000 at December 31, 2005 and 2004 on deposit with regulatory authorities under statutory requirements.

During the years ended December 31, 2005, 2004, and 2003 investment income was earned in the following investment categories:

				Predecessor Basis
			Period August 29 to December 31 2003	Period January 1 to August 28 2003
	Year ended December 31,
	2005	2004
	(Dollars in thousands)
Fixed maturities	$11,661	$9,699	$2,447	$4,961
Common stocks	—	—	—	33
Short-term investments	1,151	329	163	374
Real estate	—	655	336	804
Other investments	153	118	9	—

Total investment income	12,965	10,801	2,955	6,172
Investment expenses	(1,267)	(2,566)	(1,026)	(2,321)

Net investment income	$11,698	$8,235	$1,929	$3,851

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

Investment expenses include portfolio management and advisory and banking fees plus internal investment management expenses. Prior to 2005, investment income and expense also included leasing income and the related costs of managing the Company’s investment in real estate.

The investment in unconsolidated foreign insurance company represents the Company’s 30% interest in Atlas. The Company records its equity in the earnings of Atlas on the basis of estimated GAAP income as of September 30 as that is the most recently available financial information on a GAAP basis. The equity in the earnings of Atlas also includes a true-up of the prior year results based on final GAAP amounts available in the subsequent period. The equity in the earnings of Atlas in 2005 includes a true-up adjustment from the fourth quarter of 2004 of $2,665,000. Summarized financial information for Atlas as of and for the periods ended December 31, 2005, 2004 and 2003 presented below represents year-end balances reported by Atlas, adjusted on the basis of GAAP information available at September 30:

	2005
	Pesos	Dollars
	(Amounts in thousands)

Assets	4,589,463	431,624
Liabilities	3,285,719	309,011
Equity	1,303,744	122,613
Net income (year ended December 31, 2005)	54,328	4,987

	2004
	Pesos	Dollars
	(Amounts in thousands)

Assets	3,628,382	325,854
Liabilities	2,308,942	207,278
Equity	1,319,440	118,576
Net income (year ended December 31, 2004)	112,931	10,003

	2003
	Pesos	Dollars
	(Amounts in thousands)
Assets	3,461,880	309,042
Liabilities	2,296,640	205,021
Equity	1,165,240	104,021
Net income (period August 29 to December 31, 2003)	26,910	2,422

	Predecessor Basis
	September 30, 2003*
	Pesos	Dollars
	(Amounts in thousands)
Assets	3,772,121	342,842
Liabilities	2,834,022	257,580
Equity	938,099	85,262
Net income (period January 1 to August 28, 2003)	59,639	5,616

*	September 30, 2003 was the closest date for which GAAP financial statements were available. Net income for the period January 1 to August 28, 2003 was prorated based on the September 30, 2003 amounts.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The exchange rate used to convert the balance sheet information as of December 31, 2005, 2004 and 2003 was 10.633 pesos, 11.135 pesos and 11.202 pesos, respectively, to one dollar. For 2005 and 2004, net income was converted using an average exchange rate of 10.894 pesos to one dollar and 11.29 pesos to one dollar, respectively. Net income for the period August 29, 2003 to December 31, 2003 was converted using an average exchange rate for the period of 11.13 pesos to one dollar. Net income for the period January 1, 2003 to August 28, 2003 was converted using an average exchange rate for the period of 10.62 pesos to one dollar. The Company recorded $4,161,000 (including a true-up adjustment of $2,665,000 from the fourth quarter of 2004), $2,982,000, $727,000 and $1,675,000 as equity in the earnings in Atlas for the years ended December 31, 2005 and 2004, the periods August 29 to December 31, 2003 and January 1 to August 28, 2003, respectively. This represents an estimate of the Company’s share of Atlas’ earnings adjusted for estimated differences between Mexican statutory accounting requirements and GAAP.

The Company has not recognized a deferred tax liability for the excess of the carrying value over the tax basis of its investment in Atlas. The unrecognized deferred tax liability is treated as a permanent difference as prescribed by SFAS No. 109, Accounting for Income Taxes, which is consistent with the criteria of indefinite reversal described in APB No. 23, Accounting for Income Taxes—Special Areas. Accordingly, approximately $2.5 million of deferred tax expense and deferred tax liability are not recognized in the accompanying consolidated and combined financial statements.

As of December 31, 2005, retained earnings included $7.9 million related to the undistributed earnings of the Company’s unconsolidated foreign insurance company.

The cost and carrying value for other invested assets on the consolidated balance sheet at December 31, 2005 and 2004 were:

	2005		2004
	Cost	Carrying value	Cost	Carrying value
	(Dollars in thousands)
Other invested assets:
RIG Capital Trust I	$310	$310	$310	$310
RIG Statutory Capital Trust II	619	619	619	619
Dallas National Bank	50	62	50	64

	$979	$991	$979	$993

(6) Reinsurance

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

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The effect of reinsurance on premiums written and earned and losses and loss adjustment expenses for the years ended December 31, 2005 and 2004 and the periods August 29 to December 31, 2003 and January 1 to August 28, 2003 was as follows:

	Written Premium	Earned Premium	Loss and Loss Adjustment Expense
	(Dollars in thousands)
Year ended December 31, 2005
Direct business	$498,006	$471,915	$371,560
Reinsurance assumed	29	3,878	(7,882)
Reinsurance ceded	(241,115)	(237,645)	(228,309)

Net amounts	$256,920	$238,148	$135,369

% of assumed written to net	0.0%

Year ended December 31, 2004
Direct business	$461,899	$453,364	$254,032
Reinsurance assumed	3,892	269	15,368
Reinsurance ceded	(234,117)	(232,368)	(130,850)

Net amounts	$231,674	$221,265	$138,550

% of assumed written to net	1.7%

Period August 29 to December 31, 2003
Direct business	$135,807	$133,320	$71,418
Reinsurance assumed	181	181	(1,051)
Reinsurance ceded	(57,160)	(56,897)	(23,613)

Net amounts	$78,828	$76,604	$46,754

% of assumed written to net	0.2%

Period January 1 to August 28, 2003
Direct business	$335,217	$339,105	$240,466
Reinsurance assumed	1,147	1,172	1,613
Reinsurance ceded	(150,073)	(161,166)	(101,389)

Net amounts	$186,291	$179,111	$140,690

% of assumed written to net	0.6%

The reinsurance recoverable balances as of December 31, 2005 include amounts related to ceded incurred losses and loss adjustment expenses for Hurricanes Katrina and Rita. Gross losses and loss adjustment expenses before reinsurance were approximately $92.5 million for these two events (see note 8).

Ceding commissions, which are netted with acquisition costs in the consolidated and combined statements of operations were $42.9 million, $58.7 million, $15.5 million and $43.1 million for the years ended December 31, 2005 and 2004 and the periods August 29 to December 31, 2003 and January 1 to August 28, 2003, respectively.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The table below shows the components of balances due from reinsurance companies as of December 31, 2005 and 2004.

	2005	2004
	(Dollars in thousands)
Reinsurance recoverable on paid losses	$13,997	$6,067
Reinsurance recoverable on outstanding losses	113,486	76,198
Reinsurance recoverable on incurred but not reported losses	89,997	83,577
Reserve for uncollectible reinsurance	(330)	(762)

	$217,150	$165,080

The Company has unsecured aggregate reinsurance balances at December 31, 2005 and 2004 which exceed 10% of the Company’s shareholders’ equity as of December 31, 2005 and 2004 with the following individual reinsurers or groups:

		2005		2004
	A.M. Best Rating	Balances due from reinsurance companies	Prepaid reinsurance premium	Balances due from reinsurance companies	Prepaid reinsurance premium
	(Dollars in thousands)
Folksamerica Reinsurance Co.	A (Excellent)	$43,988	$20,084	$37,038	$23,225
Northland Insurance Co.	A (Excellent)	38,633	18,251	33,215	16,702
Hartford Fire Insurance Co.	A+ (Excellent)	22,877	31,086	8,285	18,631
Endurance Re Corp of America	A- (Excellent)	14,958	7,725	9,724	8,933

(7) Property and Equipment

Property and equipment is included in Other Assets and summarized as follows as of December 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Furniture and equipment	$2,174	$715
Leasehold improvements	5,109	290
Software	2,219	1,375

Total	9,502	2,380
Less: accumulated depreciation	(1,242)	(311)

Property and equipment, net	$8,260	$2,069

The carrying value of property and equipment at the Acquisition date was reduced by $4.1 million in accordance with SFAS No. 141 (see note 2). Depreciation expense was $1,118,000, $284,000, $27,000 and $1,347,000 for the years ended December 31, 2005 and 2004, the periods August 29 to December 31, 2003 and January 1 to August 28, 2003, respectively.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(8) Losses and Loss Adjustment Expenses

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

				Predecessor Basis
	Year ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$267,597	$265,769	$266,271	$223,802
Less ceded losses and loss adjustment expenses	(159,775)	(152,298)	(154,335)	(135,280)

Net balance at beginning of period	107,822	113,471	111,936	88,522

Claims incurred during the period related to:
Current periods	143,473	135,577	46,754	117,282
Prior periods	(8,104)	2,973	—	23,408

Total claims incurred	135,369	138,550	46,754	140,690

Claims paid during the period related to:
Current periods	85,066	81,930	32,134	67,130
Prior periods	46,392	62,269	13,085	50,146

Total claims paid	131,458	144,199	45,219	117,276

Balance at end of year	111,733	107,822	113,471	111,936
Add ceded losses and loss adjustment expenses	203,483	159,775	152,298	154,335

Balance at end of period	$315,216	$267,597	$265,769	$266,271

Liabilities are recognized for known claims (including the cost of litigation) when specific information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. Liabilities have also been established to cover exposures on incurred but not reported claims. Estimates of the liabilities are reviewed and updated continually. Due to the inherent uncertainty that exists on these exposures, development patterns are uncertain and adverse development could occur.

In the third quarter of 2005, Hurricanes Katrina and Rita struck the coasts of Louisiana and Texas and significantly affected properties insured by the Company. Gross losses and loss adjustment expenses before reinsurance include approximately $92.5 million for these events. This represents the Company’s best estimate and is based on claims received to date plus assumptions involving industry loss estimates, estimates from industry and proprietary models, coverage and contract language, and estimates for anticipated assessments from various state facilities, among other factors. The estimates may be influenced by claims yet to be reported and increased costs due to the effects of increased demand for services and supplies in the affected areas. Cost escalation could occur at a higher level than estimated.

Our loss and loss adjustment expenses estimates from hurricane losses are calculated in accordance with the coverage provided in the respective policies. The Company’s homeowners policies specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind and wind driven rain. The estimates for homeowners losses, therefore, do not include estimates for losses caused by flood. Also see note 16 regarding contingent liabilities.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The Company’s catastrophe reinsurance treaties combined to significantly reduce the net loss retained. The liabilities for loss and loss adjustment expenses include estimates for the hurricane-related catastrophe losses. Further, the balances due from reinsurance companies include estimates for the portion of the catastrophe losses expected to be recovered from reinsurers according to the treaty provisions. Management believes that the liabilities for losses and loss adjustment expenses, net of reinsurance recoverables, at December 31, 2005 have been appropriately established in the aggregate and are adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date. The Company’s combined retention on the two major hurricanes after consideration of reinsurance recoveries is approximately $5.0 million.

The estimated cost of loss and loss adjustment expenses attributable to insured events of prior years decreased by a net of $8.1 million during 2005. Favorable development occurred primarily in the homeowners and personal property lines, due to favorable development of mold losses from 2002 and 2003, and in the agency-based personal auto business, due to a decline in volume combined with favorable development. Additionally, notable improvement occurred in the workers compensation line of business. Offsetting the favorable development in these lines was an increase in our estimates of losses and loss adjustment expenses attributable to insured events of prior years (primarily from 2003) in commercial package and other commercial liability lines related primarily to losses experienced involving classes of business that we no longer write.

The development of claims related to prior periods in 2004 represents an increase in loss adjustment expenses related to prior years principally related to commercial liability claims. The development of liabilities related to prior years for the period ended August 28, 2003 was related to the increase in liabilities related to commercial general liability, personal and commercial auto liability, and personal property (mostly related to mold/accidental discharge losses) prior to the Acquisition.

In the opinion of the Company’s management, there are no exposures for asbestos, toxic waste or other environmental remediation risks.

(9) Capitalization

The capitalization shown in the combined statement of net assets for the predecessor basis entity prior to August 29, 2003 reflects the aggregation of common stock, additional paid-in capital, accumulated other comprehensive income (loss) and retained earnings (deficit) for the Subject Companies as of the dates shown. Following the Acquisition, these balances ceased to exist.

Prior to the IPO, the Company’s Certificate of Incorporation as amended authorized the following classes of capital stock: Class A Voting Common Stock of 9,625,000 shares, Class B Non-Voting Common Stock of 2,200,000 shares, and Series A Redeemable Preferred Stock of 605,000 shares.

In July 2005, the Company’s Board of Directors and shareholders approved an amendment of its Amended and Restated Certificate of Incorporation to change the capitalization of the Company upon an IPO. The amendment provided for a 5.5:1 stock split of common stock and addressed other matters in anticipation of completing an IPO, such as increasing the number of authorized shares of Common Stock to 200,000,000 shares and Preferred Stock to 10,000,000 shares. The amendment provided that upon the consummation of an IPO each issued and outstanding share of the Company’s Class A Common Stock and Class B Common Stock shall be converted into one share of newly authorized Common Stock (Converted Common Stock) without any action on the part of the holder. The amendment also provided that upon the consummation of an IPO, after the payment of

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

all accrued but unpaid dividends on each outstanding share of Series A Preferred Stock, each issued and outstanding share of Series A Preferred Stock that is not redeemed for cash following the IPO shall be converted into a number of shares of Converted Common Stock equal to (a) the liquidation value of the unredeemed Series A Preferred Stock divided by (b) the public offering price per share of the Converted Common Stock. All previously reported common share and per share amounts have been adjusted to give effect to the stock split.

Effective August 8, 2005, the Company completed the IPO of its common stock with the sale of 6,000,000 shares of Common Stock at a price to the public of $14 per share. The majority of the proceeds from the IPO were used to pay all accrued and unpaid dividends totaling $7.1 million on the Series A Preferred Stock and to redeem 69,268 shares of the Series A Preferred Stock at their liquidation value. All shares of Class A and Class B Common Stock were converted into shares of Converted Common Stock and the remaining shares of Series A Preferred Stock were converted into 2,726,024 shares of Converted Common Stock. On September 3, 2005, the over-allotment option granted to the underwriters in the IPO expired. Underwriting discounts and other offering expenses totaling $8.3 million were deducted from the proceeds of the offering.

The table below reconciles the share activity for 2005:

	Series A Redeemable Preferred Stock	Class A Common Stock	Class B Common Stock	Common Stock (After IPO)
Shares outstanding at December 31, 2004	107,531	3,567,977	1,794,133	—
Share activity:
Forfeited or redeemed prior to IPO	(98)	(54,712)	(11,000)	—
Issued with IPO	—	—	—	6,000,000
Redemption following IPO	(69,268)	—	—	—
Conversion of shares following IPO	(38,165)	(3,513,265)	(1,783,133)	8,022,422
Forfeited after IPO	—	—	—	(2,200)

Shares outstanding at December 31, 2005	—	—	—	14,020,222

On September 16, 2005, the Company declared a dividend of 12 cents per common share, payable on October 14, 2005 to shareholders of record on September 30. On December 12, 2005, the Company declared a dividend of 12 cents per common share, payable on January 13, 2006 to shareholders of record on December 30.

(a) Common Stock

The Company was initially capitalized with cash of $1,000 and the issuance of 5,500 shares of common stock. On May 7, 2003, RCGI declared a stock dividend of 415.754185 shares of Class A Common Stock (accounted for as a stock split) and .272727 shares of Series A Preferred Stock (see paragraph 9(b) below) for each common share outstanding. After the stock dividend, there were 421,251 shares of Class A Common Stock outstanding. As part of the sale of the Series A Preferred Stock described below, the purchasers received 3,057,830 shares of Class A Common Stock and 1,327,898 shares of Class B Common Stock. After the Acquisition date and as of December 31, 2003, there were 3,479,080 and 1,327,898 shares of Class A and Class B Common Stock, respectively, issued and outstanding. At December 31, 2004, there were 3,580,286 and 3,567,977 shares of Class A Common Stock issued and outstanding, respectively, and 1,796,883 and 1,794,133 shares of Class B Common Stock issued and outstanding, respectively.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The Class A Common Stock was voting stock and the Class B Common Stock was nonvoting. However, in all other respects, Class A and Class B Common Stock had the same powers, preferences, rights, and qualifications with regard to dividends, liquidation or dissolution.

All outstanding Class A and Class B shares at the IPO date were converted into the Converted Common Stock.

(b) Redeemable Preferred Stock

The Series A Preferred Stock ranked senior to all classes of common stock with regard to payment of dividends, redemptions, liquidations, or any other distribution from the Company. The Series A Preferred Stock was entitled to receive 12% cumulative dividends and had a $1,000 liquidation and dividend accrual value. The first 1,500 shares of Series A Preferred Stock were issued as part of the stock dividend described above. In connection with the Acquisition (note 2), the Company issued 105,000 shares of Series A Preferred Stock. To the extent that the dividends were not paid, they accrued in arrears. At December 31, 2004 and 2003, the Company had accrued $18.8 million (approximately $174 per share) and $4.5 million (approximately $42 per share), respectively, in dividends in arrears on these shares. At December 31, 2004, there were 107,825 and 107,531 shares issued and outstanding, respectively. At December 31, 2003, there were 106,500 shares issued and outstanding. The total liquidation value of the Series A Preferred Stock at December 31, 2004 was $126,286,000.

In January 2004, 294 shares of the preferred stock were redeemed at the liquidation value plus accrued dividends of $14,000. In February 2005, 98 shares of the preferred stock were redeemed at the liquidation value plus accrued dividends of $18,000. In February 2005, the Company paid $20 million of accrued preferred dividends with the proceeds from a senior bank credit facility as described in note 13 below.

All preferred shares (including accrued dividends of $7,101,000) were redeemed and/or converted into the new Converted Common Stock on the IPO effective date.

The holders of a majority of the outstanding Series A Preferred Stock could have required the Company to redeem all of the Series A Preferred Stock at the $1,000 liquidation value, but only after i) the Company commenced a bankruptcy or insolvency action, ii) the initial public offering and sale of the equity securities of the Company, or iii) an uncured breach of representations or covenants in the initial capitalization agreement. Additionally, prior to December 2004, holders of more than 25%, or 10% of the outstanding shares of Series A Preferred Stock could elect to require the Company to redeem their shares after the second or fifth anniversary of the Acquisition, respectively. This latter provision was eliminated in the Amended and Restated Certificate of Incorporation adopted in December 2004.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which established standards for how an issuer assesses certain financial instruments with characteristics of both liabilities and equity and classifies them in its balance sheets. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. For nonpublic companies, the effective date for this statement was deferred until periods beginning after December 15, 2004. Accordingly, the Series A Redeemable Preferred Stock was presented as mezzanine financing at December 31, 2003. However following the amendment of the Certificate of Incorporation in December 2004, the Series A Redeemable Preferred Stock was reclassified as permanent equity at December 31, 2004.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

In connection with the Acquisition, the Company also issued $22 million of temporary capital (Series B Preferred Stock). This transaction was rescinded on October 31, 2003 and the Certificate of Incorporation was amended to delete this as an authorized series of stock. No dividends were paid or accrued for the temporary capital and none of this capital is outstanding.

(10) Shareholders’ Equity and Statutory Net Income

The Company’s insurance subsidiaries, domiciled in the States of Texas, Arizona, and Oklahoma, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Department of Insurance of the domiciliary state. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state but allowed by the domiciliary state. Additionally, the current version of the National Association of Insurance Commissioners (NAIC) Accounting Practices and Procedures Manual has been adopted as a component of the prescribed and permitted practices of each state.

Statutory net income and capital and surplus differ from amounts reported as net income and shareholders’ equity in accordance with GAAP primarily because under statutory accounting, policy acquisition costs are expensed when incurred, certain assets designated as “nonadmitted” for statutory purposes are charged to surplus, fixed income securities are reported primarily at amortized cost or fair value based on their rating by the NAIC, and income tax expense reflects only taxes paid or currently payable, and any change in the admitted net deferred tax asset is offset to surplus.

The dividends that the Company’s insurance subsidiaries may pay are restricted by law and subject to insurance regulatory approval in certain instances. On January 1, 2006, the maximum amount of dividend that RUIC can pay without prior approval is $16.9 million.

The Company’s insurance subsidiaries’ combined policyholders’ surplus and statutory net income (loss), as filed with their states of domicile, as of and for the years ended December 31, 2005, 2004 and 2003 were:

	2005	2004	2003
	(Dollars in thousands)
Statutory net income (loss)	$15,584	$23,065	$(2,622)
Statutory capital and surplus	$171,356	$156,858	$133,701

The Company’s insurance subsidiaries are subject to various risk-based capital (RBC) requirements imposed by the NAIC and state insurance departments. The RBC calculation serves as a benchmark for the regulation of insurance companies. At December 31, 2005, 2004, and 2003, all insurance subsidiaries were above the minimum policyholders’ surplus equivalent under the RBC calculation.

(11) Net Income Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for each period, including all restricted shares vested under the Stock Plan (see note 18). Diluted net income per share includes the potential dilution that could occur if outstanding contracts to issue common stock were exercised and converted to common stock, including the unvested shares issued under the Stock Plan. Per share information for the periods prior to August 29, 2003 is not meaningful due to the predecessor basis of presentation.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

Following are per share amounts for the years ended December 31, 2005 and 2004 and the period August 29, 2003 to December 31, 2003:

	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Basic and fully diluted earnings per share computation:
Income from continuing operations	$22,667	$21,876	$8,721
Less: Preferred stock dividends accrued	(8,364)	(14,295)	(4,474)
Accretion of preferred stock discount	—	(9)	—

Income available to common shareholders	$14,303	$7,572	$4,247
Extraordinary gain	—	—	32,623

Net income available to common shareholders	$14,303	$7,572	$36,870

Weighted average common shares outstanding
Basic	8,638,147	4,915,956	4,806,978

Diluted	8,656,557	4,923,487	4,806,978

Basic earnings per share:
Income available to common shareholders	$1.66	$1.54	$0.88
Extraordinary gain	—	—	6.79

Net income available to common shareholders	$1.66	$1.54	$7.67

Diluted earnings per share:
Income available to common shareholders	$1.65	$1.54	$0.88
Extraordinary gain	—	—	6.79

Net income available to common shareholders	$1.65	$1.54	$7.67

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(12) Federal Income Taxes

Total components of income tax expense are as follows for the years ended December 31, 2005 and 2004 and the periods August 29 to December 31, 2003 and January 1 to August 28, 2003:

			Period August 29 to December 31 2003	Predecessor Basis
	Year ended December 31,			Period January 1 to August 28 2003
	2005	2004
	(Dollars in thousands)
Continuing operations:
Current income tax expense	$5,868	$5,475	$4,644	$32
Deferred income tax expense (benefit)	4,822	6,532	62	(2,411)

Total income tax expense (benefit)	$10,690	$12,007	$4,706	$(2,379)

A reconciliation of normal federal income tax expense (computed by applying the United States federal income tax rate of 35% to income from continuing operations before income taxes) to the federal income tax expense in the consolidated statements of operations follows:

				Predecessor Basis
	Year ended December 31,		Period August 29 to December 31 2003	Period January 1 to August 28 2003
	2005	2004
	(Dollars in thousands)
Expected federal income tax expense (benefit)	$10,223	$10,815	$4,445	$(3,558)
Adjustment for net capital loss carryforward	—	2,508	—	—
Change in valuation allowance	—	(1,090)	—	333
Dividend received deduction	—	(390)	(16)	140
Other	467	164	277	706

Federal income tax expense (benefit)	$10,690	$12,007	$4,706	$(2,379)

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Discount on claim reserves	$3,926	$4,965
Unearned premiums and advance premiums	9,436	8,030
Employee benefits	1,399	1,692
Stock compensation	777	368
Minimum pension plan funding	1,704	451
Depreciation adjustment	557	794
Investments—unrealized loss	1,680	—
Other liabilities	1,136	1,652
Allowance for receivables	407	440
Operating loss carryforwards	5,914	7,812
Other	—	529

Total gross deferred tax assets	26,936	26,733
Less valuation allowance	—	—

Total deferred tax assets	26,936	26,733

Deferred tax liabilities:
Deferred acquisition costs	(10,151)	(8,207)
Other	(554)	(19)

Total deferred tax liabilities	(10,705)	(8,226)

Net deferred tax asset	$16,231	$18,507

The Company (excluding SCM) has a regular tax and alternative minimum tax net operating loss carryforward of approximately $9.9 million. SCM has a regular tax net and alternative minimum tax net operating loss carryforward of approximately $6.9 million. These net operating loss carryforwards are available to offset future taxable income and will expire from 2020 to 2024.

In assessing the realization of deferred taxes, management considers whether it is more likely than not that all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the remaining benefits of these deductible differences in the foreseeable future; therefore, no valuation allowance is necessary.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(13) Debt

Subordinated Debentures

The Company completed the placement of two capital securities with liquidation value of $30 million and received net proceeds of $30.9 million. The issuance cost of the subordinated debentures was $0.9 million. The Company used $22.0 million of the proceeds to rescind the temporary capital (see note 9(b)).

(a) RIG Capital Trust I

On September 30, 2003, the Company completed the private placement of 10,000 floating rate capital securities (the Capital Securities) with an aggregate liquidation value of $10 million through its newly formed Delaware statutory business trust, RIG Capital Trust I (the Trust). The Trust invested the proceeds from the sale of the Capital Securities, together with the proceeds from the sale by the Trust of its common securities to the Company, in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities (the Debentures). The Debentures will mature on September 30, 2033, which date may be shortened to a date not earlier than September 30, 2008 if certain conditions are met, including any required regulatory approvals. The Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated September 30, 2003) of the Company. The Debentures accrue interest at a floating rate equal to the three-month LIBOR plus 4.00%, payable quarterly on March 31, June 30, September 30 and December 31 of each year. The quarterly distributions on the Capital Securities are paid at the same rate that interest is paid on the Debentures. At December 31, 2005, the interest rate was 8.02%.

The Company has fully and unconditionally guaranteed the payment by the Trust of distributions and other amounts under the Capital Securities to the extent that the Trust has funds available for such payments. The Trust must redeem the Capital Securities when the Debentures are paid at maturity or upon any earlier prepayment of the Debentures. The Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that require the Trust to register as an investment company. Under the provisions of the Debentures, the Company has the right to defer payment of interest on the Debentures at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the Debentures are deferred, the distributions on the Capital Securities will also be deferred. Interest of $762,588 was paid and expensed in 2005.

(b) RIG Capital Statutory Trust II

On October 29, 2003, the Company completed the private placement of 20,000 floating rate capital securities (the Capital Securities II) with an aggregate liquidation value of $20 million through its newly formed Connecticut statutory business trust, RIG Capital Statutory Trust II (the Statutory Trust). The Statutory Trust invested the proceeds from the sale of the Capital Securities II, together with the proceeds from the sale by the Statutory Trust of its common securities to the Company, in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 (the Debentures). The Debentures will mature on October 29, 2033, which date may be shortened to a date not earlier than October 29, 2008 if certain conditions are met, including any required regulatory approvals. The Debentures, which are the only assets of the Statutory Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated October 29, 2003) of the Company. For the first five years (through October 28, 2008), the Debentures accrue interest at a rate of 7.70%, payable quarterly on January 29, April 29, July 29, and October 29 of each year. After October 28, 2008 and for their remaining life, the Debentures accrue interest at a floating rate

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

equal to the three-month LIBOR plus 3.85%, payable quarterly on January 29, April 29, July 29, and October 29 of each year. The quarterly distributions on the Capital Securities II are paid at the same rate that interest is paid on the Debentures.

The Company has fully and unconditionally guaranteed the payment by the Statutory Trust of distributions and other amounts under the Capital Securities II to the extent that the Statutory Trust has funds available for such payments. The Statutory Trust must redeem the Capital Securities II when the Debentures are paid at maturity or upon any earlier prepayment of the Debentures. The Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities II or a change in existing laws that require the Statutory Trust to register as an investment company. Under the provisions of the Debentures, the Company has the right to defer payment of interest on the Debentures at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the Debentures are deferred, the distributions on the Capital Securities II will also be deferred. Interest of $1,587,663 was paid and expensed in 2005.

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trusts established for the sole purpose of issuing the subordinated debentures are not consolidated. The liability and the terms of the debt payable to the Trusts are exactly the same as those issued by the Trusts.

Senior Credit Facility

On February 23, 2005, the Company entered a credit agreement to secure $20 million of senior bank debt, the proceeds of which were used to pay accrued dividends on the Company’s Series A Preferred Stock. The Company pledged all of the capital stock of EGA, RUIC, RHP and RG2 as collateral pursuant to the Credit Agreement. The principal on the loan is due and payable on the maturity date of February 23, 2010. Interest is determined by the using the Eurodollar rate plus 2% or the prime rate as quoted by the Wall Street Journal on the date of the Company’s interest period election. With the interest period election, the Company locks in the rate for a one, three or six month time frame paying interest either monthly or quarterly depending on the length of the interest period. During 2005 interest rates pursuant to the credit agreement ranged from 4.65% to 6.37%. As of December 31, 2005, the interest rate was 6.37%. Interest expense in 2005 under the agreement totaled $948,218. The credit agreement contains certain financial covenants including a minimum consolidated net worth and a risk based capital requirement and other restrictive covenants limiting the creation, assumption or incurrence of certain types of debts or liens, restriction on the issuance of stock and the acquisition of certain assets. As of December 31, 2005, the Company is in compliance with all of the financial and other restrictive covenants.

The aggregate maturities for all of the Company’s subordinated debentures and senior credit facility, not including interest, for each of the five years after December 31, 2005 are as follows:

Amount
(Dollars in thousands)
Maturing in:
2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	50,929

Total	$50,929

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(14) Profit Sharing and Pension Plans

Prior to August 29, 2003, the employees of the Subject Companies participated in a defined benefit plan sponsored by its former upstream parent, RFSI. On August 29, 2003, this plan was transferred from RFSI to the Company. Subsequent to that date, the plan was frozen with benefits accrued through December 31, 2003.

Pension cost for the pension plan for employees of the Company and certain affiliates for the years ended December 31, 2005 and 2004, the period from August 29 to December 31, 2003, and the period from January 1 to August 28, 2003 includes the following components:

				Predecessor Basis
	Year ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
	2005	2004
	(Dollars in thousands)
Service cost	$—	$—	$—	$1,713
Interest cost	2,666	2,588	839	2,623
Amortization of prior service cost	—	—	—	(12)
Recognized net actuarial loss	—	—	—	—
Expected return on plan assets	(3,376)	(3,132)	(983)	(3,259)
Curtailment	—	—	(8,178)	—
Purchase accounting	—	—	11,797	—

Net periodic pension (benefit) cost	$(710)	$(544)	$3,475	$1,065

Since the decision to freeze the plan was made at the time of the Acquisition, $3,619,000 of the $3,475,000 in net pension cost was recorded as a purchase accounting adjustment and the remaining $(144,000) was a credit to the pension expense for the period August 29, 2003 to December 31, 2003.

Major economic assumptions were selected based on input from the plan sponsor. Additional economic and demographic assumptions were chosen to be consistent with actuarial valuation assumptions. The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic benefit cost were as follows:

				Predecessor Basis
	Year ended December 31,		Period August 29 to December 31 2003	Period January 1 to August 28 2003
	2005	2004
Average discount rate	5.50%	5.75%	6.25%	6.25%
Increase in compensation rate	3.75%	3.75%	4.25%	4.25%
Return on assets rate	8.00%	8.00%	8.00%	8.00%

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The status of the plan as of and for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004
	(Dollars in thousands)
Projected benefit obligation, beginning of year	$47,071	$41,667
Service cost	—	—
Interest cost	2,666	2,588
Actuarial loss	2,068	4,173
Benefits paid	(1,362)	(1,357)
Curtailment	—	—

Projected benefit obligation, end of year	50,443	47,071

Fair value of plan assets, beginning of year	45,215	40,879
Actual return on plan assets	1,922	4,033
Employer contributions	—	1,660
Benefits paid	(1,362)	(1,357)

Fair value of plan assets, end of year	45,775	45,215

Fair value of plan assets less than projected benefit obligation	(4,668)	(1,856)
Unrecognized net actuarial loss	4,457	935
Unrecognized prior service cost	—	—

Net amount recognized	$(211)	$(921)

The accumulated benefit obligation is equal to the projected benefit obligation.

The net amounts included in the consolidated balance sheets at December 31, 2005 and 2004 were:

	2005	2004
	(Dollars in thousands)
Accrued pension liability	$(4,668)	$(1,856)
Accumulated other comprehensive income	4,457	935

Net amount recognized	$(211)	$(921)

The plan asset allocation as of December 31, 2005 and 2004 and the target asset allocation, presented as a percentage of total plan assets, are shown in the following table. None of the assets are invested in employer securities.

	2005	2004	Target allocation
Equity securities	60%	65%	60% – 65%
Debt securities	40%	35%	35% – 40%
Real estate and other	—%	—%	—

Total	100%	100%

The plan invests in a diversified portfolio consisting of U.S. and foreign equity securities, fixed income securities, and cash within the target asset allocation ranges. Investments are made to maximize long-term returns while recognizing the need for adequate liquidity to meet on-going benefit and administrative obligations. Equity investments are used primarily to increase overall plan returns.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

Asset allocations and investment performance are formally reviewed quarterly by the Company’s Benefits Advisory Committee. The expected long-term rate of return is estimated based on many factors including the expected forecast for inflation, risk premiums for each asset class, expected asset allocation, current and future financial market conditions, and diversification and rebalancing strategies. Historical return patterns and correlations and other relevant factors are analyzed to check for reasonableness and appropriateness.

The Company intends to make annual contributions equal to or greater than the minimum required contribution as defined in the actuarial valuation report. In no event, however, will the Company make a contribution in excess of the maximum deductible contribution. No contribution was required in 2005 and the Company made a required contribution of $1.6 million in 2004. The Company’s estimated contribution requirement for 2006 is zero.

Following are estimated future benefit payments to be paid from plan assets:

Amount
(Dollars in thousands)
Year:
2006	$1,465
2007	1,491
2008	1,615
2009	1,681
2010	1,836
2011-2015	10,941

At the time of the Acquisition, the Company assumed and froze a noncontributory nonqualified defined benefit pension restoration plan for a select group of management employees of the Company and its subsidiaries. This plan restores the benefit lost by these employees because of cap limits of the qualified plan. The plan may be terminated at any time by the RCGI board of directors.

Pension cost for the pension restoration plan for employees of the Company and its subsidiaries for the years ended December 31, 2005, 2004, and 2003 includes the following components:

				Predecessor Basis
	Year ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
	2005	2004
	(Dollars in thousands)
Service cost	$—	$—	$—	$100
Interest cost	122	122	43	143
Amortization of prior service cost	—	—	—	3
Recognized net actuarial loss	14	3	—	32
Expected return on plan assets	—	—	—	—
Curtailment	—	—	(280)	(160)
Purchase accounting	—	—	361	—

Net periodic pension cost	$136	$125	$124	$118

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

Since the decision to freeze the plan was made at the time of the Acquisition, $81,000 of the $124,000 in net pension cost was recorded as a purchase accounting adjustment and the remaining $43,000 was a pension expense for the period August 29, 2003 to December 31, 2003. The curtailment reported in the period January 1, 2003 to August 28, 2003 was due to the transfer of a portion of the accrued benefits covering certain employees of Winterthur affiliates to a Winterthur affiliate prior to the Acquisition.

Major economic assumptions were selected based on input from the plan sponsor. Additional economic and demographic assumptions were chosen to be consistent with actuarial valuation assumptions. The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic benefit cost were as follows:

				Predecessor Basis
	Year ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
	2005	2004
Average discount rate	5.50%	5.75%	6.25%	6.25%
Increase in compensation rate	3.75%	3.75%	4.25%	4.25%
Return on assets rate	8.00%	8.00%	8.00%	8.00%

The status of the plan as of and for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004
	(Dollars in thousands)
Projected benefit obligation, beginning of year	$2,159	$1,765
Service cost	—	—
Interest cost	122	122
Actuarial loss	70	357
Benefits paid	(85)	(85)
Curtailment	—	—

Projected benefit obligation, end of year	2,266	2,159

Fair value of plan assets, beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	85	85
Benefits paid	(85)	(85)

Fair value of plan assets, end of year	—	—

Fair value of plan assets less than projected benefit obligation	(2,266)	(2,159)
Unrecognized net actuarial loss	411	354
Unrecognized prior service cost	—	—

Net amount recognized	$(1,855)	$(1,805)

The accumulated benefit obligation is equal to the projected benefit obligation.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The net amounts included in the consolidated balance sheets at December 31, 2005 and 2004 were:

	2005	2004
	(Dollars in thousands)
Accrued pension liability	$(2,266)	$(2,159)
Accumulated other comprehensive income	411	354

Net amount recognized	$(1,855)	$(1,805)

The plan has been funded using a Rabbi trust. At December 31, 2005 and 2004, the asset balance in this trust is $1,652,000 and $1,698,000, leaving a net unfunded liability of $614,000 and $461,000, respectively.

The Company intends to make annual contributions equal to or greater than the minimum required contribution as defined in the actuarial valuation report. In no event, however, will the Company make a contribution in excess of the maximum deductible contribution. The Company’s required contribution in both 2005 and 2004 was $85,000 and is estimated to be $92,000 in 2006.

Following are estimated future benefit payments to be paid from trust assets:

Amount
(Dollars in thousands)
Year:
2006	$92
2007	101
2008	107
2009	130
2010	141
2011-2015	778

Upon Acquisition, the Company assumed from RFSI and is maintaining a 401(k) plan that covers employees of RCGI and its subsidiaries who have attained the age of 18 and completed one month of service. Under this plan, employees may contribute a portion of their compensation, which will be matched by a discretionary amount by the Company. In connection with this plan, the Company contributed approximately $406,000, $422,000, $136,000, and $374,000 for the years ended December 31, 2005 and 2004, the periods August 29 to December 31, 2003 and January 1 to August 28, 2003, respectively. The plan may be terminated at any time by the RCGI board of directors.

The Company maintains a Nonqualified Deferred Compensation Plan for certain employees designated by the Board of Directors. Under this plan, participants can defer up to 50% of their base salary and up to 100% of their incentive compensation. The Company matches 50% of a participant’s deferred contribution up to 6% of their base salary and 6% of their incentive pay not matched under the 401(k) Profit Sharing Plan due to government restrictions. The Company had approximately $41,000 and $14,000 in matching contributions in 2005 and 2004, respectively, and none for 2003.

Effective January 1, 2004, the Company established a profit sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Company and generally represent a percentage of employees’ salaries. In 2005 and 2004, the Company contributed approximately $1.0 million and $1.5 million to this plan.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(15) Other Comprehensive (Loss) Income

The changes in the components of accumulated other comprehensive (loss) income net of income taxes for the years ended December 31, 2005 and 2004 and the period August 29 to December 31, 2003, and the period January 1 to August 28, 2003 were as follows:

	Year ended December 31, 2005
	Pretax amount	Tax effect	Net amount
	(Dollars in thousands)
Unrealized holding loss arising during the period	$(4,805)	$1,709	$(3,096)
Reclassification adjustment for losses included in net income	(301)	105	(196)
Foreign currency translation adjustment	1,482	(519)	963
Additional minimum pension liability	(3,579)	1,253	(2,326)

Other comprehensive (loss) income	$(7,203)	$2,548	$(4,655)

	Year ended December 31, 2004
	Pretax amount	Tax effect	Net amount
	(Dollars in thousands)
Unrealized holding loss arising during the period	$(3,417)	$1,096	$(2,321)
Reclassification adjustment for gains included in net income	1,867	(653)	1,214
Foreign currency translation adjustment	(157)	55	(102)
Additional minimum pension liability	(1,289)	451	(838)

Other comprehensive (loss) income	$(2,996)	$949	$(2,047)

	Period August 29 to December 31, 2003
	Pretax amount	Tax effect	Net amount
	(Dollars in thousands)
Unrealized holding income arising during the period	$503	$(176)	$327
Reclassification adjustment for gains included in net income	1,185	(342)	843

Other comprehensive income (loss)	$1,688	$(518)	$1,170

	Predecessor Basis
	Period January 1 to August 28, 2003
	Pretax amount	Tax effect	Net amount
	(Dollars in thousands)
Unrealized holding loss arising during the period	$(8,480)	$2,937	$(5,543)
Reclassification adjustment for gains included in net income	2,384	(835)	1,549
Foreign currency translation adjustment	(602)	211	(391)

Other comprehensive (loss) income	$(6,698)	$2,313	$(4,385)

(16) Contingent Liabilities and Commitments

The Company is subject to claims and lawsuits that arise in the ordinary course of business. On the basis of information presently available in connection with the claims and lawsuits, it is the opinion of the Company’s management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

As discussed in notes 6 and 8 regarding reinsurance and losses and loss adjustment expenses, the Company was heavily impacted by two major hurricanes in the third quarter of 2005. Hurricanes Katrina and Rita are among the most costly hurricanes on record and many of the losses, especially from Katrina, were caused by rising water from the unusually high storm surge as well as flooding from broken levees along lakes and rivers in Louisiana. Our loss and loss adjustment expense estimates from hurricane losses are determined in accordance with the coverage provided in the respective policies. The Company’s homeowners policies specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind and wind driven rain. The estimates for homeowners losses, therefore, do not include estimates for losses caused by flood.

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

We have substantial reinsurance recoverables associated with losses from the recent hurricanes. The Company has experienced no collectibility issues regarding its reinsurance recoverables and anticipates no uncollectible reinsurance associated with these storms. However, reinsurance does not discharge or diminish the Company’s primary liability to insureds and claimants. To the extent that reinsuring companies are unable to meet obligations arising under reinsuring agreements, the company would remain liable.

The Company is subject to assessments from state FAIR Plans. Plans such as the Louisiana Citizens Property Insurance Corporation and Texas Windstorm Insurance Association have levied assessments against several of our insurance subsidiaries following Hurricanes Katrina and Rita and additional assessments may follow. The total of such assessments in 2005 was $1.7 million. These assessments are generally recoverable from the Company’s catastrophe reinsurers. Such assessments may also be recoverable through surcharges to policyholders, wherein any recoveries would be reimbursed to the reinsurers.

The Company leases its home office and other office space under various noncancelable operating leases that expire through February 2017. Rental expense was $2,270,000, $814,000, $90,000 and $134,000 for the years ended December 31, 2005 and 2004, the periods August 29 to December 31, 2003 and January 1 to August 28, 2003, respectively. The future minimum rental payments are as follows:

Amount
(Dollars in thousands)
Year:
2006	$2,291
2007	2,224
2008	2,193
2009	2,221
2010	2,265
Thereafter	15,004

Total	$26,198

The Company has no agreements involving contingent rental payments. Certain leases provide for various rent escalations based on increases in operating expenses, taxes or other costs at intervals specified in the lease; however, the Company accounts for lease expense on a straight-line basis. The Company has not entered into any sale/leaseback arrangements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(17) Business Concentrations

The Company makes available property and casualty insurance products to U.S. businesses and residents in several states. Accordingly, we could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time to time in these states, which may not as significantly affect more diversified competitors.

The following table sets forth the Company’s gross premiums for the period written by geographic area for the periods indicated:

				Predecessor Basis
	Year ended December 31,		Period August 29 to December 31, 2003	Period January 1 to August 28, 2003
Area	2005	2004
Texas	88.1%	87.1%	87.3%	88.4%
Louisiana	5.7%	6.9%	6.5%	6.0%
Oklahoma	3.8%	3.8%	4.1%	3.5%
New Mexico	0.8%	0.8%	1.0%	0.7%
All other states	1.6%	1.4%	1.1%	1.4%

	100.0%	100.0%	100.0%	100.0%

The Company’s insurance subsidiaries and affiliates distribute its insurance products through a combination of independent agencies and unaffiliated managing general agencies (MGA) and specialty producers. One unaffiliated MGA in our Program Management segment accounted for 23.4%, 24.4%, and 22.1% of gross written premiums and 13.2%, 7.2%, and 3.9% of net insurance premium earned in 2005, 2004 and 2003, respectively. In 2005, 2004, and 2003, no one independent agency accounted for more than 1.5% of total gross written premium.

(18) Stock Compensation Plans

(a) 2005 Equity Based Compensation Plan

The 2005 Equity-Based Compensation Plan (the “2005 Plan”) was approved by the Company’s shareholders in May 2005 to be effective immediately prior to the IPO. The purposes of the 2005 Plan are to promote the success and enhance the value of the Company and its subsidiaries by linking the personal interests of officers, directors, consultants, insurance agents, and key employees to those of the Company’s shareholders, and by providing such individuals with an incentive for outstanding performance that contributes to the Company’s growth and success. The 2005 Plan primarily provides for grants of (1) incentive stock options qualified as such under U.S. federal laws, (2) stock options that do not qualify as incentive options (i.e., “nonstatutory options”), (3) stock appreciation rights, (4) restricted stock awards, (5) phantom stock rights, or (6) any combination of such awards.

The maximum aggregate number of shares of the Company’s common stock that may be reserved in connection with awards under the 2005 Plan is 1,000,000. As described below, awards representing 43,972 options have been granted under the 2005 Plan as of December 31, 2005.

(b) Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s shareholders in May 2005 to be effective immediately following the IPO. The purpose of the ESPP is to encourage employees to

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

become and remain stockholders of the Company and to provide an opportunity to do so through payroll deductions. The ESPP enables substantially all employees to purchase shares of common stock on a semi-annual basis at the lower of 85% of the fair market value of the shares on the first day of the plan period or the last day of the plan period. A total of 500,000 shares of common stock are authorized for issuance under the ESPP. No shares had been purchased under this plan as of December 31, 2005.

(c) 2004 Stock Plan

In April 2004, the Company’s shareholders approved the Republic Companies Group, Inc. Stock Plan (the Stock Plan). The Stock Plan authorized the issuance of up to 693,000 shares of common stock pursuant to restricted stock awards and the exercise of stock options. As of December 31, 2005, there were 448,256 shares of vested and unvested restricted stock awards outstanding under the Stock Plan. Additionally at December 31, 2005, there were vested and unvested options outstanding to acquire an aggregate of 58,124 shares of common stock that will count against shares available under the Stock Plan. As of December 31, 2004, there were 512,056 vested and unvested restricted stock awards and no options for shares outstanding under the Stock Plan. Any awards or shares granted on or after July 12, 2005 under the Stock Plan will be counted against the shares available under the 2005 Plan. No awards of restricted stock were granted in 2005 under the Stock Plan.

The Company expenses the cost of stock awards using the fair value based method of recording stock-based compensation in accordance with SFAS No. 123 (see note 3(m)). The total cost of the Company’s 2004 stock awards, which will be reflected in earnings over the vesting periods through 2008, was estimated to be $4.3 million before tax. The fair value was estimated to be approximately $8.37 per share, computed as book value of the shares in the month of the grant adjusted for book-to-market multiples of selected peer companies. Based on the fair value of the Company’s common stock on the date these awards were granted and prorating the value based on the vesting period, the Company recorded $1.11 and $1.05 million as stock compensation expense in 2005 and 2004, respectively relating to these restricted stock awards.

Shares issued as restricted stock awards are held by the Company and vest to each grantee generally at the rate of 20% per year provided that the grantee is still employed by the Company or its affiliates. However, certain shares totaling 50,600 vested immediately upon their grant and 165,000 shares vest over a 2.5 year period.

(d) Incentive Bonus Plan

In May 2005, the Company’s shareholders adopted the Incentive Bonus Plan (Bonus Plan) of its subsidiary, Republic Underwriters Insurance Company. The purpose of the Bonus Plan is to promote excellent performance and results by rewarding the teamwork and efforts of the Company’s officers, and employees that contribute to the Company’s success. The Bonus Plan provides that 25% of bonus awards may be paid in restricted common stock after the IPO. No awards of restricted stock were granted in 2005.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(e) Options

The Company uses the Black-Scholes model to determine fair value of the options it grants. This model values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model for these stock options granted in 2005 were:

	Options with Exercisable Price of $10.00	Options with Exercisable Price of $14.13
Risk-free interest rate	4.54%	4.42%
Expected volatility of common stock	0.00%	40.00%
Dividend yield	0.00%	3.40%
Expected life of options	10 years	10 years

On March 18, 2005, options to purchase 58,124 shares of the Company’s common stock were granted to certain officers at an exercise price of $10.00 per share. In July 2005, the Company granted additional options to certain officers totaling 1,347 shares of common stock at an exercise price of $10.00 per share. These options vest ratably over three to five years and expire ten years from the date of grant.

In July 2005, the Board of Directors authorized the grant of options to certain employees totaling 30,250 common shares with an exercise price equal to the closing price of the Company’s common stock on the closing date of the IPO, which was $14.13. In addition, in July 2005, the Board of Directors of the Company approved the grant of options to certain members of management totaling 12,375 common shares contingent on the closing of the Company’s IPO. The exercise price of these options was to equal the price of the Company’s common stock on the closing date of the IPO, which was $14.13. These options vest ratably over five years and expire ten years from the date of grant.

The weighted average fair values of options granted were as follows:

March 2005	$3.59
July 2005	$5.07

For the year ended December 31, 2005, the Company recorded $60,000 in stock compensation expense related to stock options.

Additional information with respect to the option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	—	—
Granted in 2005	102,096	$11.75

Outstanding at December 31, 2005	102,096	$11.75

No options were exercisable at December 31, 2005.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

The following tables summarize information for stock options outstanding at December 31, 2005:

	Stock Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$9.00 - 11.00	59,471	2.8	10.00
$11.01 - $15.00	42,625	4.6	14.13

(19) Segment Information

The Company classifies its business into the following segments: Independent Agents—Personal Lines, Independent Agents—Commercial Lines, Program Management, and Insurance Services and Corporate. Segments are designated based on the respective similarities in distribution systems, internal processing and management reporting systems and organizational management structure.

In the Independent Agents—Personal Lines segment, the Company underwrites personal lines of insurance distributed through a network of independent agencies. The Company tailors its products to meet the needs of policyholders located in underserved geographic and demographic markets within the Southwest region. These products currently include homeowners, dwelling fire, low-value dwelling, standard auto, nonstandard auto and personal umbrella coverages. Additionally, personal lines products distributed through the Company’s two affiliated managing general agents (MGAs) are included in this segment.

In the Independent Agents—Commercial Lines segment, the Company underwrites commercial lines of insurance distributed through an independent agency network. The Company’s products target specific classes of business in industries that the Company believes are underserved by the insurance industry. These products currently include commercial package policies, casualty, property, auto, workers’ compensation, farm and ranch and commercial umbrella coverages.

In the Program Management segment, the Company distributes personal and commercial insurance policies through contractual programs established with unaffiliated MGAs. These MGAs provide the underwriting, claims handling and management for the Company’s products in targeted niche markets. The Company writes the policies produced through these MGAs, retains all or a portion of the business and cedes any remaining premium to highly-rated reinsurers. The Company received a fronting fee on programs where quota share reinsurance is placed in addition to sharing in the underwriting results of each program. The Company requires various contractual, operational, financial and other oversight controls on the business of each MGA to protect its surplus and reputation. These relationships are based on years of experience with the MGA principals and an understanding of the products, markets and distribution of the programs. Through these unaffiliated MGA programs, the Company currently underwrites nonstandard auto, commercial auto, light commercial casualty, prize indemnification, lender’s collateral protection and employers’ nonsubscriber policies.

In the Insurance Services and Corporate segment, the Company provides fronting services through its Texas county mutual insurance company and other insurance subsidiaries and controlled affiliates to national and regional insurance carriers seeking to utilize the Company’s charters and licenses to access insurance markets in Texas and other states. These companies establish programs whereby the Company underwrites risks that are entirely ceded back to the carriers in exchange for a fronting fee. The Company’s principal fronting programs are

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

for personal and commercial auto policies. The Insurance Services and Corporate segment also reflects the revenue and expenses that are not allocated to any particular segment, including general corporate overhead and interest expenses and the equity in the earnings of Atlas.

The only transactions between reportable segments are the intercompany leasing of certain fixed assets. Generally, depreciation and lease expenses are allocated to the Independent Agents and Program Management segments and lease income is recognized in the form of an expense reduction in the Insurance Services and Corporate segment. All intercompany leasing income and expenses are eliminated in consolidation.

Summary financial information about the Company’s operating segments is presented in the following table. Income (loss) before income taxes by segment consists of revenues, including allocated investment income, less expenses related to the respective segment’s operations. Investment income includes realized gains and losses allocated on the same basis as investment income. Taxes are allocated to each segment at the Company’s effective tax rate. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Total Revenues
	Gross Written Premium	Net Insurance Earned Premium	Investment Result	Other	Total	Income Before Taxes	Net Income
	(Dollars in thousands)
Year ended December 31, 2005
Independent Agents—Personal Lines	$140,929	$125,737	$4,554	$1,678	$131,969	$19,421	$12,300
Independent Agents—Commercial Lines	82,847	66,717	3,940	191	70,848	2,638	1,673
Program Management	133,470	45,694	2,548	2,277	50,519	7,102	4,503
Insurance Services and Corporate	140,789	—	355	2,150	2,505	48	4,191

Consolidated	$498,035	$238,148	$11,397	$6,296	$255,841	$29,209	$22,667

	Total Revenues
	Gross Written Premium	Net Insurance Earned Premium	Investment Result	Other	Total	Income Before Taxes	Net Income
	(Dollars in thousands)
Year ended December 31, 2004
Independent Agents—Personal Lines	$132,873	$124,484	$4,352	$1,935	$130,771	$19,835	$12,128
Independent Agents—Commercial Lines	70,478	51,666	2,782	190	54,638	(3,058)	(1,870)
Program Management	146,457	45,115	1,901	2,530	49,546	12,091	7,393
Insurance Services and Corporate	115,983	—	348	1,976	2,324	2,033	4,225

Consolidated	$465,791	$221,265	$9,383	$6,631	$237,279	$30,901	$21,876

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

	Total Revenues
	Gross Written Premium	Net Insurance Earned Premium	Investment Result	Other	Total	Income (Loss) Before Taxes	Net Income
	(Dollars in thousands)
Period August 29 to December 31, 2003
Independent Agents—Personal Lines	$47,070	$44,155	$1,550	$701	$46,406	$9,027	$5,682
Independent Agents—Commercial Lines	22,120	19,327	875	70	20,272	2,136	1,345
Program Management	38,519	13,122	657	916	14,695	2,536	1,596
Insurance Services and Corporate	28,279	—	32	498	530	(999)	98

Consolidated	$135,988	$76,604	$3,114	$2,185	$81,903	$12,700	$8,721

	Predecessor Basis
	Total Revenues
	Gross Written Premium	Net Insurance Earned Premium	Investment Result	Other	Total	Income (Loss) Before Taxes	Net Income (Loss) from Continuing Operations
	(Dollars in thousands)
Period January 1 to August 28, 2003
Independent Agents—Personal Lines	$108,299	$95,048	$3,103	$1,542	$99,693	$(8,865)	$(6,790)
Independent Agents—Commercial Lines	49,499	43,787	1,752	125	45,664	(5,667)	(4,341)
Program Management	122,234	40,276	1,316	2,806	44,398	3,370	2,581
Insurance Services and Corporate	56,332	—	64	1,110	1,174	995	2,437

Consolidated	$336,364	$179,111	$6,235	$5,583	$190,929	$(10,167)	$(6,113)

Identifiable assets by segment are as follows:

	2005	2004
	(Dollars in thousands)
Independent Agents—Personal Lines	$258,282	$214,454
Independent Agents—Commercial Lines	167,562	139,189
Program Management	205,685	184,181
Insurance Services and Corporate	220,180	193,793

Consolidated	$851,709	$731,617

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(20) Unaudited Quarterly Consolidated Results of Operations

The following is a summary of our unaudited quarterly consolidated results of operations for 2005 and 2004:

	2005
	Three months ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)
Revenues:
Net insurance premiums earned	$57,174	$59,196	$61,273	$60,505
Net investment income	2,322	2,727	3,019	3,630
Net realized gains	1	75	45	(422)
Net other income	1,568	1,632	1,497	1,599

	$61,065	$63,630	$65,834	$65,312
Expenses:
Net losses and loss adjustment expenses incurred	29,681	37,349	37,485	30,854
Commissions	10,326	11,746	11,942	13,022
Underwriting and operating expenses	9,942	10,615	9,799	10,573

Underwriting, acquisition and operating expenses	$20,268	$22,361	$21,741	$23,595
Interest expense	735	775	867	921

Total losses and expenses	$50,684	$60,485	$60,093	$55,370

Net income before income taxes	10,381	3,145	5,741	9,942
Income tax expense	(3,633)	(1,116)	(2,846)	(3,095)
Minority interest	—	—	—	(13)
Equity in earnings of unconsolidated foreign insurance company	703	838	1,394	1,226

Net income	$7,451	$2,867	$4,289	$8,060

Net income per share—Basic	$0.78	$(0.09)	$0.27	$0.58

Net income per share—Diluted	$0.78	$(0.09)	$0.26	$0.58

Weighted average shares—Basic	4,969,591	5,012,421	10,638,725	13,798,940
Weighted average shares—Diluted	4,976,523	5,033,880	10,696,198	13,825,458

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated and Combined Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

	2004
	Three months ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)
Revenues:
Net investment income	1,907	2,062	2,138	2,128
Net realized gains	611	(362)	682	217
Net other income	1,779	2,018	1,303	1,531

	$4,297	$3,718	$4,123	$3,876
Expenses:
Net losses and loss adjustment expenses incurred	35,694	37,880	35,723	29,253
Commissions	5,961	5,862	8,352	12,533
Underwriting and operating expenses	8,024	8,735	6,806	9,396

Underwriting, acquisition and operating expenses	$13,985	$14,597	$15,158	$21,929
Interest expense	532	530	546	551

Total losses and expenses	$50,211	$53,007	$51,427	$51,733

Net income before income taxes	(45,914)	(49,289)	(47,304)	(47,857)
Income tax expense	(2,989)	(1,207)	(4,795)	(3,016)
Minority interest	—	—	—	—
Equity in earnings of unconsolidated foreign insurance company	1,141	585	403	853

Net income	$(47,762)	$(49,911)	$(51,696)	$(50,020)

Net income per share—Basic	$0.68	$(0.14)	$0.46	$0.54

Net income per share—Diluted	$0.68	$(0.14)	$0.46	$0.54

Weighted average shares—Basic	4,879,041	4,902,471	4,925,847	4,955,919
Weighted average shares—Diluted	4,879,041	4,906,988	4,941,974	4,972,683

(21) Subsequent Events

In January, 2006, shares totaling 3,652 at a market value of $14.98 per share on the date of grant were awarded to an independent director as compensation for service. Additionally, an award of 1,818 shares was granted to the same director, whereupon an election was made to defer receipt of these shares pursuant to the Deferred Compensation Plan for Directors

In February 2006, options to purchase 162,419 shares of the Company’s common stock were granted to certain officers at an exercise price of $15.25 per share. The value of each option at the time of grant was $5.77 and vest ratably over three to five years and expire ten years from the date of grant.

In February 2006, the Company issued 66,043 shares of restricted stock with a value of $15.25 per share as of the date of grant representing the 25% portion of bonus awards to be issued under the Bonus Plan. These shares vest ratably over three years from the date of grant.

The Company declared a quarterly dividend of $0.12 per common share on March 10, 2006 for stockholders of record on March 31, 2006, payable on April 14, 2006.

REPUBLIC COMPANIES GROUP, INC.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheets

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
Assets
Investment in subsidiary	$161,808	$166,256
Cash	166	161
Short-term investments	536	3,405
Deferred tax asset	2,979	433
Federal income tax recoverable	1,707	536

Total assets	$167,196	$170,791

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$60	$—
Dividends payable	1,682	—
Payable to subsidiaries	986	1,379

Total liabilities	$2,728	$1,379

Minority interest in consolidated subsidiary, net of tax	$13	$—
Shareholders’ equity:
Redeemable preferred shares
2004—Series A, $0.01 par value, $1,000 per share liquidation value. Authorized 605,000 shares; issued and outstanding 107,825 and 107,531 shares, including accrued dividends of $18,755	—	126,286
Common shares
2005—Common stock, $0.01 par value: Authorized 200,000,000 shares; issued 14,022,422 and outstanding 14,020,222 shares	140	—
2004—Class A (voting), $0.0018 par value, Authorized 9,625,000 shares; issued and outstanding 3,580,286 and 3,567,977 shares	—	7
2004—Class B (nonvoting), $0.0018 par value, Authorized 2,200,000 shares; issued and outstanding issued 1,796,833 and 1,794,133 shares	—	3
Additional paid in capital	117,562	4,287
Accumulated other comprehensive loss, net of taxes	(5,532)	(877)
Retained earnings	53,879	42,942
Unearned compensation from restricted stock awards	(1,594)	(3,236)
Treasury stock, at cost (0 shares in 2005 and 12,309 in 2004)	—	—

Total shareholders’ equity	$164,455	$169,412

Total liabilities and shareholders’ equity	$167,196	$170,791

See accompanying Report of Independent Registered Public Accounting Firm.

REPUBLIC COMPANIES GROUP, INC.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statements of Operations

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share amounts)

	2005	2004	2003
Revenues:
Other income	$24	$—	$—
Investment income	60	9	—

	84	9	—

Expenses:
Operating expenses	196	81	74

	196	81	74

(Loss) income before income taxes and undistributed net income of subsidiary	(112)	(72)	(74)
Income tax expense	(39)	(25)	(26)

Income before undistributed net income of subsidiary	(73)	(47)	(48)
Minority interest in consolidated subsidiary, net of tax	(13)	—	—
Equity in undistributed net income of subsidiary	22,753	21,923	41,392

	$22,667	$21,876	$41,344

See accompanying Report of Independent Registered Public Accounting Firm.

REPUBLIC COMPANIES GROUP, INC.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$22,667	$21,876	$41,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Payable to subsidiaries	(393)	1,379	—
Federal income tax payable	—	(1,139)	1,139
Receivable to subsidiaries	—	1,405	(1,405)
Federal income tax recoverable	(1,171)	(536)	—
Undistributed earnings in equity of subsidiaries	(22,753)	(21,923)	(41,392)
Stock based compensation	1,169	1,050	—
Other, net	60	2	(2)

Net cash (used in) provided by operating activities	(421)	2,114	(316)

Cash flows from investing activities:
Investment in subsidiaries	$20,000	$—	$(104,250)
Net change in other short-term investments	2,869	(3,405)	—

Net cash provided by (used in) investing activities	22,869	(3,405)	(104,250)

Cash flows from financing activities:
Issuance of stock	—	1,325	127,000
Recession of temporary equity	—	—	(22,000)
Repurchase of stock	(98)	(308)	—
Proceeds from initial public offering	84,000	—	—
Expenses associated with initial public offering	(8,287)	—	—
Partial redemption of preferred stock	(69,268)	—	—
Minority interest	13	—	—
Dividends paid	(28,803)	—	—

Net cash (used in) provided by financing activities	(22,443)	1,017	105,000

Net increase (decrease) in cash	5	(274)	434
Cash, at beginning of period	161	435	1

Cash, at end of period	$166	$161	$435

Supplemental disclosures of cash flow information
Noncash transactions:
Dividends declared, not paid	$1,682	—	—

See accompanying Report of Independent Registered Public Accounting Firm.

REPUBLIC COMPANIES GROUP, INC.

Schedule II—Condensed Financial Information of Parent Company

December 31, 2005, 2004 and 2003

(1) Basis of Presentation

The Condensed Financial Information of Parent Company includes the financial information for Republic Companies Group, Inc. (RCGI). RCGI’s sole direct subsidiary is Republic Companies, Inc. (RCI). RCGI was formed in December 2002 for the purpose of acquiring Republic Underwriters Insurance Company and its wholly owned subsidiaries and certain affiliates (Subject Companies) through RCI in 2003 as described in note 2 to the Consolidated and Combined Financial Statements of Republic Companies Group, Inc. RCGI did not have any operations prior to the acquisition of the Subject Companies.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Schedule III—Supplementary Insurance Information

(Dollars in thousands)

Segment	Deferred Policy Acquistion Cost	Liability for Unpaid Losses and Loss Adjustment Expenses	Unearned Premium	Net Insurance Earned Premium	Net Investment Income and Realized Gains (Losses)	Net Losses and Loss Adjustment Expenses	Amortization of Deferred Acquistion Costs	Other Underwriting Expenses	Net Written Premium
Year ended December 31, 2005
Independent Agents—Personal Lines	$13,988	$67,214	$72,038	$125,737	$4,554	$68,453	$29,072	$15,023	$128,661
Independent Agents—Commercial Lines	8,389	69,343	38,719	66,717	3,940	41,042	17,162	10,006	70,818
Program Management	6,626	102,645	56,693	45,694	2,548	25,874	11,779	5,764	57,441
Insurance Services and Corporate	—	76,014	68,196	—	355	—	—	(841)	—

Consolidated	$29,003	$315,216	$235,646	$238,148	$11,397	$135,369	$58,013	$29,952	$256,920

Year ended December 31, 2004
Independent Agents—Personal Lines	$12,906	$52,454	$68,359	$124,484	$4,352	$77,496	$20,959	$12,481	$125,928
Independent Agents—Commercial Lines	7,822	61,926	35,594	51,666	2,782	40,685	10,169	6,842	59,636
Program Management	2,722	89,019	50,078	45,115	1,901	20,274	10,840	6,341	46,110
Insurance Services and Corporate	—	64,198	59,373	—	348	95	—	(1,963)	—

Consolidated	$23,450	$267,597	$213,404	$221,265	$9,383	$138,550	$41,968	$23,701	$231,674

Period August 29 to December 31, 2003
Independent Agents—Personal Lines				$44,155	$1,550	$25,160	$6,315	$5,904	$46,508
Independent Agents—Commercial Lines				19,327	875	12,756	3,545	1,835	21,274
Program Management				13,122	657	8,838	2,926	395	11,046
Insurance Services and Corporate				—	32	—	—	1,130	—

Consolidated				$76,604	$3,114	$46,754	$12,786	$9,264	$78,828

Period January 1 to August 28, 2003
Independent Agents—Personal Lines				$95,048	$3,103	$78,119	$20,128	$10,311	$102,444
Independent Agents—Commercial Lines				43,787	1,752	35,611	10,348	5,372	41,858
Program Management				40,276	1,316	26,960	8,742	5,326	41,989
Insurance Services and Corporate				—	64	—	—	179	—

Consolidated				$179,111	$6,235	$140,690	$39,218	$21,188	$186,291

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Schedule V—Valuation and Qualifying Accounts

(Dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged (Credited) to Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year Ended December 31, 2005
Allowance for uncollectible premiums	$497	$1,106	$—	$(770)	$833
Allowance for unrecoverable reinsurance	762	(432)	—	—	330

Year Ended December 31, 2004
Allowance for uncollectible premiums	$1,135	$1,125	$—	$(1,763)	$497
Allowance for unrecoverable reinsurance	—	762	—	—	762
Tax valuation allowance	1,090	(1,090)	—	—	—

(1)	Deductions include write-offs of accounts determined to be uncollectible

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

NONE

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

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

Item 9B. Other Information.

NONE

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding directors of the Company is incorporated in this Item 10 by reference to the descriptions in our Proxy Statement for our 2006 Annual Meeting of Stockholders (“2006 Proxy Statement”), to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2005, under the caption “DIRECTORS.”

Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the discussion of director independence and of the audit committee in our 2006 Proxy Statement under the captions “MEETINGS AND COMMITTEES OF DIRECTORS—Audit Committee.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated in this Item 10 by reference to “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our 2006 Proxy Statement.

Information regarding executive officers of the Company is incorporated in this Item 10 by reference to the descriptions in our 2006 Proxy Statement under the caption “EXECUTIVE OFFICERS.”

Information regarding the code of ethics of the Company is incorporated in this Item 10 by reference to the descriptions in our 2006 Proxy Statement under the caption “CODE OF BUSINESS CONDUCT AND ETHICS.”

Item 11. Executive Compensation.

Information required for Item 11 is incorporated by reference to the sections of our 2006 Proxy Statement with the following captions:

•	COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

•	DIRECTORS—Director Compensation

•	EXECUTIVE COMPENSATION

•	COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

•	PERFORMANCE GRAPH

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the section of our 2006 Proxy Statement with the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Item 13. Certain Relationships and Related Transactions.

Information required for Item 13 is incorporated by reference to the material in our 2006 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Item 14. Principal Accountant Fees and Services.

Information required for Item 14 is incorporated by reference to the material in our 2006 Proxy Statement under the following captions:

•	FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

•	PROPOSAL TWO—RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Index to Financial Statements—filed as part of this Form 10-K and are included in Item 8.

Page
Report of Independent Registered Public Accounting Firm	100
Report of Independent Registered Public Accounting Firm	101
Consolidated Balance Sheets as of December 31, 2005 and 2004	102
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2005 and 2004, the period August 29, 2003 to December 31, 2003 and the period January 1, 2003 to August 28, 2003	103
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2005 and 2004 and the period August 29, 2003 to December 31, 2003	104
Combined Statements of Net Assets and Comprehensive Income (Loss) for the period January 1, 2003 to August 28, 2003	105
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, the period August 29, 2003 to December 31, 2003 and the period January 1, 2003 to August 28, 2003	106
Notes to Consolidated and Combined Financial Statements for the years ended December 31, 2005, 2004 and 2003	108

(a)(2) Index to Financial Statement Schedules—filed as part of this Form 10-K and are included in Item 8.

(a)(3) Index to Exhibits

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Republic Companies Group, Inc.	(c)

3.2	Amended and Restated Bylaws of Republic Companies Group, Inc.	(c)

4.1	Form of Common Stock Certificate.	(c)

10.1	Stock Purchase Agreement, dated as of May 9, 2003, by and among Republic Financial Services, Inc. (Texas), Republic Financial Services, Inc. (Nevada), Winterthur U.S. Holdings, Inc., RTXA, Inc., and RTXA Sub Inc.	(a)

10.2	Securities Purchase Agreement and First Amendment thereto, effective May 9, 2003, among RTXA, Inc. and the investors party thereto.	(a)

10.3	Amended and Restated Registration Rights Agreement among Republic Companies Group, Inc. and the Investors party thereto, dated August 8, 2005.	(c)

10.4	Employment Agreement, dated as of November 17, 2003, between Republic Underwriters Insurance Company and Parker W. Rush.	(a)

10.5	Employment Agreement, dated as of May 9, 2003, between RTXA, Inc. and Martin B. Cummings.	(a)

Exhibit Number	Description	Reference
10.6	Employment Agreement, dated as of April 9, 2004, between Republic Underwriters Insurance Company and Robert S. Howey.	(a)

10.7	Republic Companies Group, Inc. Stock Plan, effective May 1, 2004.	(d)

10.8	Republic Financial Services, Inc. Deferred Compensation Plan, effective July 1, 1995, as amended.	(d)

10.9	Excess of Loss Reinsurance Agreement and Addenda Nos. 1-3, effective January 1, 1994, between Winterthur Swiss Insurance Company and Republic Insurance Company.	(a)

10.10	Reinsurance Agreement, dated May 9, 2003, by and between Winterthur Swiss Insurance Company and Republic Underwriters Insurance Company.	(a)

10.11	Amended and Restated Investor Rights Agreement, dated as of December 9, 2004, between Republic Companies Group, Inc. and the stockholders designated therein.	(a)

10.12	Credit Agreement, dated as of February 23, 2005, among Republic Companies, Inc., Republic Companies Group, Inc. and The Frost National Bank.	(a)

10.13	Lease Agreement, dated August 31, 2004, between TC Dallas #2, LP and Republic Underwriters Insurance Company.	(a)

10.14	Amended and Restated Managing General Agency Agreement, dated January 1, 2006, by and between Republic Lloyds, Republic-Vanguard Insurance Company, Southern County Mutual Insurance Company, Southern Insurance Company and Texas General Agency, Inc.	†††

10.15	2005 Equity-Based Compensation Plan, effective August 8, 2005.	(c)

10.16	Employee Stock Purchase Plan, effective August 8, 2005.	(c)

10.17	Deferred Compensation Plan for Directors, effective August 1, 2005.	(c)

10.18	Republic Underwriters Insurance Company Incentive Bonus Plan, effective January 1, 2005.	(c)

10.19	Incentive Stock Option Award Agreement.	(b)

21.1	Subsidiaries of Republic Companies Group, Inc.	†

23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm	†

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker W. Rush	†

31.2	Rule 13a-14(a)/15d-14(a) Certification by Martin B. Cummings	†

32.1	Section 1350 Certification by Parker W. Rush	††

32.2	Section 1350 Certification by Martin B. Cummings	††

†	Filed herewith.
††	Furnished herewith
†††	Filed herewith. Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.
(a)	Previously filed on May 10, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1 (File No. 333-124758) and incorporated herein by reference.
(b)	Previously filed on August 12, 2005 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference.

(c)	Previously filed on September 19, 2005 as an Exhibit of like number to the Company’s Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-51455) and incorporated herein by reference.
(d)	Previously filed on July 19, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1/A (File No. 333-124758) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC COMPANIES GROUP, INC.

By:	/s/ PARKER W. RUSH
Parker W. Rush President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By:	/s/ PARKER W. RUSH Parker W. Rush	President and Chief Executive Officer. Director (Principal Executive Officer)	March 30, 2006

By:	/s/ MARTIN B. CUMMINGS Martin B. Cummings	Vice President and Chief Financial Officer (Principal Financial and Account Officer)	March 30, 2006

By:	/s/ BRUCE W. SCHNITZER Bruce W. Schnitzer	Chairman of the Board	March 30, 2006

By:	/s/ SCOTT L. BOK Scott L. Bok	Director	March 30, 2006

By:	/s/ ROBERT H. KULLAS Robert H. Kullas	Director	March 30, 2006

By:	/s/ PATRICK K. MCGEE Patrick K. McGee	Director	March 30, 2006

By:	/s/ ROBERT H. SHERIDAN, III Robert H. Sheridan, III	Director	March 30, 2006

By:	/s/ JOHN L. WARE John L. Ware	Director	March 30, 2006