Form 10-Q
period 2006-03-31
Republic Companies Group, Inc.
filed 2006-05-12
CIK 1320092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at May 1, 2006
Common Stock, $0.01 par value	14,085,517

REPUBLIC COMPANIES GROUP, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost $312,048 in 2006 and $303,157 in 2005)	$303,428	$298,169
Equity securities available for sale, at fair value (cost $1,110 in 2006 and 2005)	1,156	1,139
Investment in unconsolidated foreign insurance company (cost $27,855 in 2006 and 2005)	36,490	35,890
Other invested assets	991	991
Short-term investments, at cost (which approximates market)	28,867	63,901

Total investments	370,932	400,090
Cash and cash equivalents	4,510	4,621
Accrued interest and dividends receivable	2,529	2,778
Premiums receivable from agents and insureds (net of allowance of $833 in 2006 and 2005)	67,320	60,654
Balances due from reinsurance companies (net of allowance of $330 in 2006 and 2005)	190,139	217,150
Prepaid reinsurance premiums	102,128	102,165
Deferred policy acquisition costs	29,176	29,003
Net deferred tax asset	17,066	16,231
Federal income tax recoverable	—	1,707
Other assets (less accumulated depreciation of $1,596 in 2006 and $1,242 in 2005)	17,558	17,310

Total assets	$801,358	$851,709

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$294,467	$315,216
Unearned premiums	236,100	235,646
Senior debt (including accrued interest of $250 in 2006 and $257 in 2005)	20,250	20,257
Subordinated notes payable (including accrued interest of $263 in 2006 and 2005)	31,192	31,192
Accrued expenses and other liabilities	42,412	57,653
Cash overdraft	9,601	27,277

Total liabilities	$634,022	$687,241

Minority interest in consolidated subsidiary, net of tax	56	13
Stockholders’ equity:
Common stock, $0.01 par value: Authorized 200,000,000 shares; issued 14,092,117 and outstanding 14,085,517 in 2006; issued 14,022,422 and outstanding 14,020,222 in 2005	141	140
Additional paid-in capital	116,367	115,968
Accumulated other comprehensive loss, net of taxes	(8,334)	(5,532)
Retained earnings	59,106	53,879

Total stockholders’ equity	167,280	164,455
Commitments and contingencies (notes 3, 8 and 10)
Total liabilities and stockholders’ equity	$801,358	$851,709

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Net insurance premiums earned	$63,237	$57,174
Net investment income	3,512	2,322
Net realized (losses) gains	(57)	1
Other income	1,681	1,568

	68,373	61,065
Expenses:
Net losses and loss adjustment expenses incurred	33,253	29,681
Underwriting, acquisition and operating expenses	25,493	20,268
Interest expense	935	735

	59,681	50,684
Income from continuing operations before income taxes, minority interest and equity in earnings of unconsolidated foreign insurance company	8,692	10,381
Income tax expense	3,029	3,633
Minority interest in earnings of consolidated subsidiary, net of tax	(43)	—
Equity in earnings of unconsolidated foreign insurance company	1,298	703

Net income	$6,918	$7,451

Net income available to common stockholders	$6,918	$3,885

Earnings per common share:
Basic	$0.50	$0.78

Diluted	$0.50	$0.78

Cash dividends declared per common share	$0.12	$—

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income from operations	$6,918	$7,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	358	226
Equity in earnings of unconsolidated foreign insurance company	(1,298)	(703)
Net accretion of bond discount	304	644
Net loss (gain) on sale of fixed maturities	57	(1)
Deferred federal income tax expense	675	1,386
Share-based compensation	460	255
Change in:
Premiums receivable from agents and insureds	(6,666)	(1,378)
Accrued interest and dividends receivable	249	336
Prepaid reinsurance premiums	37	5,932
Deferred policy acquisition costs	(173)	(895)
Balances due from reinsurance companies, net	27,011	(9,852)
Losses and loss adjustment expenses	(20,749)	12,080
Unearned premiums	454	(4,304)
Accrued expenses and other liabilities	(15,241)	1,903
Other, net	2,251	797

Net cash (used in) provided by operating activities	(5,353)	13,877
Cash flows from investing activities:
Purchase of fixed assets	(1,227)	(5,414)
Sale of fixed maturities, available for sale	58,659	46,215
Purchase of fixed maturities, available for sale	(67,909)	(58,507)
Net change in other short-term assets	35,034	6,597

Net cash provided by (used in) investing activities	24,557	(11,109)
Cash flows from financing activities:
Redemption of preferred shares	—	(98)
Preferred dividends paid	—	(20,018)
Minority interest	43	—
Common dividends paid	(1,682)	—
Proceeds from senior debt	—	20,000
Net change in cash overdraft	(17,676)	(5,552)

Net cash used in financing activities	(19,315)	(5,668)
Net decrease in cash and cash equivalents	(111)	(2,900)
Cash and cash equivalents, at beginning of period	4,621	2,900

Cash and cash equivalents, at end of period	$4,510	$—

Supplemental disclosures of cash flow information:
Interest paid	$942	$638

Income taxes paid	$—	$—

Dividends declared, not paid	$1,690	$—

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Republic Companies Group, Inc., an insurance holding company, and its wholly-owned subsidiaries and certain affiliated companies (“Company”). The Company markets and underwrites personal and commercial property and casualty risks located primarily in the southwestern United States.

The Company has prepared the condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the condensed consolidated financial statements include all normal adjustments necessary to present the financial information in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Certain amounts in prior periods have been reclassified to conform to the presentation adopted in the current year. Such reclassification did not affect net income or total stockholders’ equity.

Adoption of New Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (revised), Share-Based Payment, (“SFAS No. 123R”) which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires companies to adopt the fair value method of accounting for share-based employee compensation plans. The fair value method of accounting for share-based employee compensation plans as defined in SFAS No. 123R is similar in most respects to the fair value method defined in SFAS No. 123. The Company incorporated a forfeiture rate assumption and reclassified “Unearned compensation from restricted stock awards” to “Additional paid in capital” as a result of the adoption of SFAS No. 123R. Since the Company had previously adopted the fair value method of accounting for share-based employee compensation plans, the adoption of SFAS No. 123R did not have a significant effect on the Company’s financial position or results of operations.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Staff Position (“FSP”) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The FSP clarifies that an investor shall recognize an impairment loss when the impairment is deemed to be other-than-temporary even if a decision to sell the impaired security has not been made. The FSP nullifies certain requirements and carries forward other requirements of Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The implementation of the guidance in the FSP did not have a significant effect on the Company’s financial position or results of operations.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2) Unconsolidated Investment

The investment in unconsolidated foreign insurance company represents the Company’s 30% interest in Seguros Atlas, S.A., a Mexican insurance company (“Atlas”). The Company records its equity in the earnings of Atlas on the basis of estimated GAAP income for the three-month period ended February 28, 2006, as that is the most recently available financial information. Summarized financial information for Atlas as of and for the three months ended February 28, 2006 and 2005 is presented below (amounts in thousands):

	2006
	Pesos	Dollars
Assets	4,845,164	444,788
Liabilities	3,526,295	323,715
Equity	1,318,869	121,073
Net Income	45,668	4,328

	2005
	Pesos	Dollars
Assets	4,000,800	358,273
Liabilities	2,646,410	236,987
Equity	1,354,390	121,286
Net Income	26,167	2,343

The exchange rates used to convert the balance sheet information as of March 31, 2006 and 2005 were 10.8932 pesos and 11.1669 pesos, respectively, to one dollar. For 2006, net income was converted using an average exchange rate of 10.5510 pesos to one dollar. For 2005, net income was converted using an average exchange rate of 11.1670 pesos to one dollar. The Company recorded $1,298,000 and $703,000 as equity in the earnings of Atlas for the three months ended March 31, 2006 and 2005, respectively. This represents an estimate of the Company’s share of Atlas’ earnings adjusted for estimated differences between Mexican statutory accounting requirements and GAAP.

The Company has not recognized a deferred tax liability for the excess of the carrying value over the tax basis of its investment in Atlas. The unrecognized deferred tax liability is treated as a permanent difference as prescribed by SFAS No. 109, Accounting for Income Taxes, which is consistent with the criteria of indefinite reversal described in Accounting Principles Board Opinion (“APB”) No. 23, Accounting for Income Taxes—Special Areas. Hence, a deferred tax liability has not been recognized in the accompanying condensed consolidated financial statements. Should the Company no longer meet the indefinite reversal criterion, a deferred tax expense of approximately $2.8 million at March 31, 2006 would need to be established.

As of March 31, 2006, retained earnings included $8.0 million related to the undistributed earnings of the Company’s unconsolidated foreign insurance company.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3) Reinsurance

The Company’s insurance subsidiaries and affiliates assume reinsurance from and cede reinsurance to other insurance companies, primarily under treaty reinsurance agreements. Reinsurance does not discharge or diminish the primary liability to insureds of the Company’s insurance subsidiaries and affiliates as direct insurers. However, it does permit those companies to recover losses from the reinsurer. To the extent that reinsuring companies are unable to meet obligations arising under reinsuring agreements, the Company would remain liable. The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Written Premium	Earned Premium	Losses and Loss Adjustment Expense	Written Premium	Earned Premium	Losses and Loss Adjustment Expense
Direct business	$126,260	$125,806	$61,495	$110,683	$109,346	$66,630
Reinsurance assumed	39	39	1,043	2	1,792	(92)
Reinsurance ceded	(62,571)	(62,608)	(29,285)	(51,882)	(53,964)	(36,857)

Net amounts	$63,728	$63,237	$33,253	$58,803	$57,174	$29,681

% of assumed written to net	0.1%			0.0%

Ceding commissions, which are netted with acquisition costs in the condensed consolidated statements of income, were $13,196,000 and $12,222,000 for the three months ended March 31, 2006 and 2005, respectively.

The table below shows the components of balances due from reinsurance companies as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	2006	2005
Reinsurance recoverable on paid losses	$8,808	$13,997
Reinsurance recoverable on outstanding losses	108,068	113,486
Reinsurance recoverable on incurred but not reported losses	73,593	89,997
Reserve for uncollectible reinsurance	(330)	(330)

	$190,139	$217,150

(4) Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for each period, including all vested restricted shares issued under the Company’s share compensation plans (See Note 6). Diluted earnings per share includes the potential dilution that could occur if outstanding contracts to issue common stock were exercised and converted to common stock using the treasury stock method prescribed by SFAS No. 128, Earnings per Share, and SFAS No.123R.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following are the basic and diluted per share calculations for the three months ended March 31, 2006 and 2005 (dollars in thousands except per share data):

	Three Months Ended March 31,
	2006	2005
Basic and fully diluted earnings per share computation:
Net income from continuing operations	$6,918	$7,451
Less: Preferred stock dividends accrued	—	(3,566)

Net income available to common stockholders	$6,918	$3,885

Weighted average common shares outstanding:
Basic	13,828,788	4,969,591

Diluted	13,850,672	4,976,523

Earnings per share:
Basic	$0.50	$0.78

Diluted	$0.50	$0.78

(5) Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of unrealized investment gains/losses and foreign currency translation adjustments related to the Company’s investment in unconsolidated foreign insurance company. The following are the components of other comprehensive income (loss), net of income taxes, for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$6,918	$7,451
Other comprehensive income:
Net change in unrealized investment gains/losses	(2,348)	(3,234)
Change in foreign currency translation	(454)	(52)

Total comprehensive income	$4,116	$4,165

(6) Share-Based Compensation Plans

The Company has share-based compensation plans that allow discretion by the Board of Directors and management in creating employee equity incentives. These incentives include incentive stock options and restricted stock awards. The stock options vest ratably on the anniversary of the grant date over periods of three to five years and expire ten years from the grant date. Restricted stock awards also generally vest ratably on the anniversary date over periods of three to five years.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lesser of either the fair value on the first day or the last day of a six-month plan period.

As of March 31, 2006, a total of 1.2 million shares were reserved for future award under the plans.

In 2004 the Company adopted the measurement and expense recognitions of SFAS No. 123 and has recognized share-based compensation expense over award vesting periods based on the fair value at the date the awards were granted. On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective approach.

The total share-based compensation expense that was charged against income for the plans was $460,000 and $255,000 for the periods ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $161,000 and $89,000 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was approximately $3.1 million of total unrecognized compensation related to the Company’s share-based compensation plans.

(a) Share-Based Compensation Plans

The Company’s stockholders approved share-based compensation plans in 2005 and 2004. The Company has issued restricted stock and stock options under the 2005 and 2004 plans. Non-vested restricted shares represent shares of the Company’s stock awarded to the employee that cannot currently be sold because the employee to whom the shares were awarded has not yet satisfied the vesting requirements necessary to earn the right to the shares. A summary of the Company’s total shares granted and related changes under the plans during the quarter ended March 31, 2006, along with the portion of these shares that are nonvested are presented below:

	Total Shares Granted	Weighted- Grant-Date Exercise Fair-Value	Total Non-vested Restricted Shares
Outstanding as of January 1, 2006	448,250	$8.37	236,280
Granted after January 1, 2006 but before April 1, 2006	69,695	15.24	66,043
Forfeited after January 1, 2006 but before April 1, 2006	(4,400)	8.37	(4,400)

Outstanding as of March 31, 2006	513,545	$9.30	297,923

As of March 31, 2006, there was approximately $1.4 million of total unrecognized compensation from the Company’s restricted stock awards granted the plans. The cost is expected to be recognized over a weighted-average period of four years. No shares of restricted stock vested during the periods ended March 31, 2006 and 2005.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company uses the Black-Scholes model to determine fair value of stock options under SFAS Nos. 123 and 123R. The model values stock options based on the stock price at the grant date, the expected life of the stock option, the estimated volatility of the underlying stock, the expected dividend payments and the risk-free interest rate over the expected life of the stock option. The Company estimates the risk-free rate by using the U.S. Treasury Bond rate that most closely matches the expected life of the stock option granted. Expected volatility of common stock is estimated based on a study of the Company’s peers. The dividend yield is calculated using the historical dividend rate, since the Company’s initial public offering, divided by the stock price at the date of grant. The assumptions used in the Black-Scholes model for stock options granted are:

	Options with Exercise Price of $10.00	Options with Exercise Price of $14.13	Options with Exercise Price of $15.25
Risk-free interest rate	4.42%-4.54%	4.42%	4.60%
Expected volatility of common stock	0%-40%	40%	35%
Dividend yield	0%-3.40%	3.40%	3.15%
Expected life of options	10 years	10 years	6.0-6.5 years

A summary of option activity and changes during the period ended March 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	102,096	$11.72	9.35
Granted	162,419	15.25	9.83

Outstanding at March 31, 2006	264,515	13.89	9.55	$917,867

Exercisable at March 31, 2006	17,175	$10.00	8.92	$126,408

The weighted-average grant-date fair value of options granted during the periods ended March 31, 2006 and 2005 was $4.60 and $3.59, respectively. As of March 31, 2006, there was unrecognized compensation cost of $1.0 million associated with stock options. No options were exercised during the three month periods ended March 31, 2006 and 2005.

The Company recognized $388,000 and $255,000 of expense associated with share-based compensation plans in the three month periods ended March 31, 2006 and 2005.

(b) Incentive Bonus Plan

The Company adopted the Incentive Bonus Plan effective as of January 1, 2005 (“Bonus Plan”) for the benefit of employees of its subsidiary, Republic Underwriters Insurance Company. The Bonus Plan provides that 25% of bonus awards may be paid in restricted common stock which vests ratably over three years. Any shares issued under the Bonus Plan are issued from shares reserved under the 2005 Equity Compensation Plan. In the event 25% of a bonus is paid in the form of a restricted stock award, the bonus recipient will also receive a supplemental stock award equal to 33 1/3% of the restricted stock component of the bonus. No awards of restricted stock were granted in 2005. Under the Bonus Plan 66,043 shares of restricted common stock were granted in the first quarter of 2006. The Company recognized $48,000 in expense associated with the Bonus Plan in the quarter ended March 31, 2006. As of March 31, 2006, there was unrecognized compensation cost of $0.7 million associated with the Bonus Plan.

(c) Employee Stock Purchase Plan

The Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”) in May 2005. More than 50% of the eligible employees have elected to participate in the first option period, which started on January 1, 2006 and concludes on June 30, 2006. No shares had been purchased under this plan as of March 31, 2006. The total estimated cost of the first ESPP offering period ending June 30, 2006 is $49,000. As of March 31, 2006, the Company has expensed $24,000 of the estimated cost leaving $25,000 of unrecognized compensation cost related to the ESPP. The Company received cash of $104,000 from ESPP participants for the period ended March 31, 2006 and accounts for the ESPP as a liability award plan.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7) Pension Plans

The Company sponsors a qualified defined benefit plan for employees of the Company and certain affiliates that were frozen with benefits accrued through December 31, 2003. Pension costs for this pension plan are as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$—	$—
Interest cost	683	663
Amortization of unrecognized transition obligation	—	—
Recognized net actuarial loss	—	—
Expected return on plan assets	(891)	(840)
Curtailment	—	—
Prior service cost	—	—

Net periodic pension cost	$(208)	$(177)

The Company sponsors a noncontributory nonqualified defined benefit pension restoration plan for a select group of management employees of the Company and its subsidiaries that were frozen with benefits accrued through December 31, 2003. This plan restores the benefit lost by these employees due to cap limits of the qualified plan. Pension costs for this pension plan are as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$—	$—
Interest cost	31	31
Amortization of unrecognized transition obligation	—	—
Recognized net actuarial loss	5	3
Expected return on plan assets	—	—
Curtailment	—	—
Prior service cost	—	—

Net periodic pension cost	$36	$34

(8) Contingent Liabilities and Commitments

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

The Company is subject to assessments from state FAIR Plans and windpools. Plans such as the Louisiana Citizens Property Insurance Corporation and Texas Windstorm Insurance Association have levied assessments against several of the Company’s insurance subsidiaries following Hurricanes Katrina and Rita and additional assessments may follow. These assessments are expected to be recoverable from the Company’s catastrophe reinsurers. Such assessments may also be recoverable through surcharges to policyholders, wherein any recoveries would be reimbursed to the reinsurers or paid directly to the applicable windpool association.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9) Segment Information

The Company classifies its business into the following segments: Independent Agents – Personal Lines (“Personal Lines”), Independent Agents – Commercial Lines (“Commercial Lines”), Program Management, and Insurance Services and Corporate (“Insurance Services”). Segments are designated based on the respective similarities in distribution systems, internal processing and management reporting systems and organizational management structure.

Income (loss) from continuing operations before income taxes by segment consists of revenues, including allocated investment income, less expenses, plus realized gains and losses related to the respective segment’s operations. Taxes are allocated to each segment at the Company’s effective tax rate. Segment results for the three-month periods ended March 31, 2006 and 2005 are as follows (dollars in thousands):

Three months ended March 31, 2006

	Total Revenues					Income from Continuing Operations Before Taxes
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total		Net Income
	(Dollars in thousands)
Personal Lines	$32,655	$31,096	$1,192	$409	$32,697	$4,337	$2,783
Commercial Lines	21,702	17,361	1,175	47	18,583	1,435	935
Program Management	33,448	14,780	970	500	16,250	2,856	1,861
Insurance Services	38,494	—	118	725	843	64	1,339

Consolidated	$126,299	$63,237	$3,455	$1,681	$68,373	$8,692	$6,918

Three months ended March 31, 2005

	Total Revenues					Income (Loss) from Continuing Operations Before Taxes
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total		Net Income (Loss)
	(Dollars in thousands)
Personal Lines	$31,711	$32,301	$962	$414	$33,677	$9,917	$6,446
Commercial Lines	19,850	16,397	688	46	17,131	(136)	(88)
Program Management	28,172	8,476	524	569	9,569	642	417
Insurance Services	30,952	—	149	539	688	(42)	676

Consolidated	$110,685	$57,174	$2,323	$1,568	$61,065	$10,381	$7,451

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable assets by segment are those assets used in or allocated to the operation of each segment. Identifiable assets by segment are as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Personal Lines	$229,600	$213,942
Commercial Lines	163,267	159,703
Program Management	227,897	195,716
Insurance Services	180,594	170,783

Consolidated	$801,358	$740,144

(10) Subsequent Events

One of the Company’s subsidiaries is currently defending a statewide putative class action lawsuit pending in the District Court of the Parish of Orleans, Louisiana filed in the aftermath of Hurricane Katrina on April 12, 2006. The plaintiffs generally allege that Republic Fire and Casualty Insurance Company and other unaffiliated insurer defendants breached their policies by failing to pay the face value of policies to insureds who sustained a total loss of their homes and improvements in part as a result of a non-covered loss from Hurricane Katrina. Plaintiffs seek to recover face value of the policies regardless of the anti-concurrence provisions of the Company’s policies or the fact the Company timely paid covered losses in accordance with the policies’ provisions. This lawsuit seeks declaratory relief and unspecified monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development, and the Company is defending it vigorously. No class has been certified in this matter. The Company cannot at this time predict the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

A number of the statements in this Quarterly Report on Form 10-Q are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), that reflect our current views with respect to future events and financial performance. These forward-looking statements, which may apply to us specifically or the insurance industry in general, are subject to risks and uncertainties, as described in our Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this report, and made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial, legislative and other developments. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

Overview

In addition to the information discussed below, you should read the Company’s consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Security and Exchange Commission (“SEC”). The Annual Report includes information regarding the Company not discussed in this Quarterly Report on Form 10-Q, such as an overview of our organizational structure and businesses, a summary of our principal revenue and expense items, a summary of our key financial measures (which includes information about insurance industry recognized metrics in addition to traditional GAAP measures) and a summary of our critical accounting policies. You should also read the Risk Factors described in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in Part I, Item 1A. of our Annual Report on Form 10-K in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a provider of personal and commercial property and casualty insurance products to individuals and small to medium-size businesses primarily in Texas, Louisiana, Oklahoma and New Mexico. We have written insurance in Texas consistently throughout our entire 102-year history while many of our competitors have moved in and out of the state. Our long-standing presence and deep market knowledge have allowed us to develop a loyal network of independent agents and a select group of managing general agents (“MGAs”) who provide us access to what we believe are among the most profitable markets — underserved niches primarily in rural and small to medium-size metropolitan markets.

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

Our business is conducted through four segments organized primarily by distribution channel:

•	Independent Agents — Personal Lines (“Personal Lines”)

•	Independent Agents — Commercial Lines (“Commercial Lines”)

•	Program Management

•	Insurance Services and Corporate (“Insurance Services”)

Our Personal Lines and Commercial Lines segments operate through our network of independent agents, our two affiliated MGAs and one unaffiliated MGA. Our Program Management segment includes products distributed through unaffiliated MGAs that bind and underwrite insurance policies in conformity with our underwriting guidelines on our behalf within designated programs. Our Insurance Services segment is primarily comprised of fee-based fronting business, interest expense on our long-term debt and the equity earnings of our unconsolidated foreign insurance company.

We experience seasonality in our underwriting results related to large weather events that generally occur in the second and third quarters, although weather-related losses (including hail, high winds, tornadoes or hurricanes) can occur in any calendar quarter. Weather-related catastrophe losses vary from year to year in severity and frequency depending upon variations in weather patterns. In evaluating our independent agency loss experience, we classify weather events with losses aggregating at least $400,000 as catastrophe losses. We use historical average loss severities and exposure maps, industry and proprietary models and industry loss estimates to estimate the ultimate cost of catastrophic weather events, and we record liabilities for unpaid losses and loss adjustment expenses in the period when an event occurs. The frequency and severity of catastrophe losses in any year cannot be predicted and may be material to our results of operations and financial position. Accordingly, we have implemented prudent and conservative measures to help mitigate the potential impact of catastrophe weather events including, among other items, monitoring geographic property risk concentrations, monitoring business mix, contractually sharing risks with policyholders and maintaining catastrophe reinsurance protections. We purchase reinsurance to reduce our exposure to liability on individual risks and claims to protect against catastrophic losses. Due to the heavy industry losses from major hurricanes in 2005, our catastrophe reinsurance costs are higher in 2006.

Results of Operations

Highlights

•	Total revenues increased 12.0% to $68.4 million in the first quarter of 2006 compared with $61.1 million in the prior year quarter;

•	net income of $6.9 million for the first quarter of 2006 was 7.2% lower than the net income of $7.5 million for the first quarter of 2005;

•	quarterly combined ratio of 92.9%;

•	quarterly gross and net written premiums grew 14.1% and 8.4% compared to the first quarter of 2005, respectively;

•	net investment income increased 51.2% to $3.5 million over the prior year first quarter; and

•	annualized return on average equity of 16.1%.

We evaluate the performance of our business and our segments by monitoring key measures of growth and profitability. The table below summarizes our results of operations on a consolidated basis for the three month periods ended March 31, 2006 and 2005 and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to assist the reader in gaining a better understanding of our results of operations.

Three Months Ended March 31,
Results of Operations—Consolidated	2006	2005
(Dollars in thousands)
Net insurance premiums earned	$63,237	$57,174
Net investment income	3,512	2,322
Net realized (losses) gains	(57)	1
Other income	1,681	1,568

Total revenues	68,373	61,065

Net losses and loss adjustment expenses incurred	33,253	29,681
Underwriting, acquisition and operating expenses:
Commissions	12,056	10,326
Other underwriting, acquisition and operating expenses	13,437	9,942

Total underwriting, acquisition and operating expenses	25,493	20,268
Interest expense	935	735

Total expense	59,681	50,684

Income from continuing operations before income taxes, minority interest and equity in earnings of consolidated foreign insurance company	8,692	10,381
Income tax expense	3,029	3,633
Minority interest	(43)	—
Equity in earnings of unconsolidated foreign insurance company	1,298	703

Net income	$6,918	$7,451

Net income available to common stockholders	$6,918	$3,885

Earnings per common share:
Basic	$0.50	$0.78

Diluted	$0.50	$0.78

Key Measures:
Gross written premiums	126,299	110,685
Net written premiums	63,728	58,803
GAAP Ratios:
Net ex-catastrophe loss ratio	50.6%	50.3%
Net catastrophe loss ratio	2.0%	1.6%
Net expense ratio	40.3%	35.4%

Net combined ratio	92.9%	87.3%

Total assets	801,358	740,144
Statutory surplus	176,160	160,968
Net underwriting leverage	1.4	x	1.5	x

Underwriting income

Gross written premiums – Consolidated gross written premiums for the first quarter of 2006 were $126.3 million compared to $110.7 million for the same period in 2005 for an increase of 14.1%. The growth was primarily driven by a:

•	24.4% growth in the Insurance Services segment driven by increases in the premium volume on programs fronted by us for large, national carriers where we do not retain any of the underwriting risk;

•	18.7% increase in the Program Management segment primarily due to growth in our new non-subscriber program and the commercial auto/small casualty program of our largest MGA;

•	9.3% increase in total Commercial Lines, including a 22.1% increase in other commercial liability; and

•	3% increase in total Personal Lines, including a 20.9% increase in personal property premiums, primarily from our low-value dwelling initiative that included $2.9 million of new written premiums, which offset a 15.9% decrease in personal auto premiums.

We recorded gross written premium growth in all segments in the first quarter. Partially offsetting growth is a continued decline in nonstandard and standard personal auto premiums. This was not entirely unexpected as the margins in this market continue to be compressed through increasing competition, and we have purposefully determined not to compete heavily for this low-margin business. Therefore, our personal auto premiums declined by 15.9% in the first quarter of 2006 as compared to the first quarter of 2005.

We also recently received approval from regulatory authorities in Texas and Louisiana for rate increases for personal property business to offset the increased costs of reinsurance. The increases are effective in the second quarter and will significantly affect net insurance premiums earned starting in the third quarter of 2006.

Consolidated net written premiums in the first quarter of 2006 were $63.7 million compared to $58.8 million in the same period in 2005, or an increase of 8.4%. Consolidated net insurance premiums earned in the first quarter of 2006 were $63.2 million compared to $57.2 million in the same period in 2005, or an increase of 10.6%. The difference in the gross and net is influenced by higher reinsurance costs following the heavy catastrophe losses from Hurricanes Katrina and Rita. The estimated additional cost for catastrophe and excess per risk reinsurance in the first quarter of 2006 was approximately $1 million. For the 2006 year, Republic substantially replicated its 2005 catastrophe reinsurance covers but increased the reinsurance protection to $100 million. These higher reinsurance costs were incurred beginning January 1, while the offsetting benefits from rate increases on the Company’s policies in Texas and Louisiana will not begin to be earned until later in 2006. Net written and earned premiums also increased significantly in our Program Management segment due to our increased retention in the business produced by our largest unaffiliated MGA. There are no net written or earned premiums for the Insurance Services segment since this business is 100% ceded pursuant to fronting arrangements with unaffiliated national or regional carriers.

Net losses and loss adjustment expenses incurred – The consolidated net loss ratio excluding catastrophes for the first quarter of 2006 was 50.6% compared to 50.3% for the same period in 2005. Our net catastrophe loss ratio was 2.0% in 2006 compared to 1.6% for 2005, which is consistent with weather patterns normally anticipated in the first quarter for our operating area. The comparability of the first quarter loss ratios suggests that the core underwriting fundamentals of the operating strategy implemented in 2003 continue to produce consistent results from period to period. The net loss ratio for the Personal Lines segment was significantly higher than the first quarter 2005 primarily from personal auto losses and from an increase in personal property average severities on Texas and Louisiana exposures which, while not directly resulting from the major 2005 hurricane activity may have been caused by anomalies associated with the catastrophe events, although the results were only modestly higher than our plan. The higher demand for materials and contractors from hurricane claims has impacted the cost of subsequent non-catastrophe reflected losses. The Commercial Lines net loss ratio was significantly better than the prior year primarily due to the benefits of the prior year reunderwriting initiatives and are essentially in line with our plan.

We continued to process the few pending claims remaining from Hurricanes Katrina and Rita. Our previously reported estimated ultimate loss and loss adjustment expenses from Hurricanes Katrina and Rita of $45.3 million and $47.2 million, respectively, have proved to be adequate since these estimates included the effects of contingencies such as a surge in demand for products and services. The financial effects of these storms remain well within the protections provided by our catastrophe reinsurance treaties as previously reported. Further, the support of our reinsurance partners continues to be exemplary and we have not experienced any collectibility issues regarding reinsurance recoverables. Our net reinsurance recoverable asset has now returned to pre-hurricane levels.

Underwriting, acquisition and operating expense – The consolidated net expense ratio for the first quarter of 2006 was 40.3% compared to 35.4% for the same period in 2005. Of the 4.9 point increase, approximately one point is attributable to increased commissions associated with the higher commission low-value dwelling program plus higher commissions associated with the Program Management segment where commissions fluctuate inversely with the loss ratio. Another 1.1 points of the expense ratio involves the compliance costs associated with the implementation of the Sarbanes-Oxley Act of 2002 (“SOX”). Incremental public company expenses, including higher audit and legal fees, added another 0.6 points. Additional expense increases occurred from higher costs from technology initiatives. The ongoing cost of SOX compliance should be substantially lower after the Company has completed its initial implementation.

Underwriting income – The total net combined ratio for the first quarter of 2006 was 92.9% compared to 87.3% in the same period in 2005. Approximately 1.5 points of the increase from 2005 to 2006 was due to the higher cost of reinsurance in 2006. This, in addition to the higher personal auto losses and increased personal property severities, the costs of being a public company (particularly the cost of compliance with SOX) combined with other operating expense increases were the primary drivers in the a 5.6 point increase in our combined ratio. Nevertheless, all of our segments produced an underwriting profit in the first quarter of 2006. We believe the balance in profit among our segments is important to our ability to manage fluctuations in market conditions, product underwriting cycles and weather conditions over the long run.

Net investment income

Consolidated net investment income of $3.5 million for the first quarter of 2006 was 51.2% higher than for the same period in 2005. The increase primarily resulted from the higher invested asset base and increases in short-term interest rates. The annualized net investment yield on average invested assets, excluding our investment in Atlas, was 4.0% for the first quarter of 2006 compared to 2.9% for the same period in 2005.

Other income

Other income of $1.7 million for the first quarter of 2006 was 7.2% higher than in the same period in 2005. Other income from the Program Management segment declined 12.1% during the quarter primarily due to a change in the contractual basis for determining the fronting fee received from our largest MGA program, while other income from the Insurance Services segment increased 34.5% in part due to increased premium volume for fronting programs related to several large national carriers. Other income also includes installment billing fee income, which was largely unchanged from the prior year, as well as minor amounts of miscellaneous income or net write-offs.

Interest expense

Interest expense increased 27.2% in the first quarter 2006 over the same period in 2005 due to the acquisition of the $20.0 million senior credit facility in late February 2005. Interest expense in the first quarter 2006 included the expense for the full quarter for the senior debt. Rising interest rates also contributed to the increase in interest expense.

Income from continuing operations before income taxes and income tax expense

Net income from continuing operations before income taxes was $8.7 million in the first quarter of 2006 compared to $10.4 million for the same period in 2005. The decrease was due primarily to increased reinsurance costs, higher personal auto losses, increased costs associated with being a public company, including compliance with SOX and other operating expense increases outpacing the increase in premiums and investment income.

We pay tax at a 35% effective rate. Income tax expense does not include any expense resulting from the equity in the earnings of our unconsolidated foreign insurance company or expense for the excess of the carrying value over the tax basis of our investment in the unconsolidated foreign insurance company as described in the next section.

Equity in earnings of unconsolidated foreign insurance company

The equity in earnings of our unconsolidated foreign insurance company was $1.3 million in the first quarter of 2006 compared to $0.7 million for the same period in 2005. The increase from 2005 to 2006 was driven primarily by Atlas’ improved investment results combined with a weaker U.S. dollar. Although Atlas’ investment performance has resulted in a higher equity share of their income over the prior year, we believe that the Mexican insurance industry is becoming increasingly competitive and that underwriting margins will be pressured in 2006.

We do not recognize a deferred tax liability for the excess of the carrying value over the tax basis of our investment in Atlas, since the difference is treated as a permanent difference under GAAP as prescribed by SFAS No. 109, Accounting for Income Taxes, and APB No. 23, Accounting for Income Taxes–Special Areas. Hence, a deferred tax liability has not been recognized in the accompanying condensed consolidated financial statements. Should the Company no longer meet the indefinite reversal criterion, a deferred tax expense of approximately $2.8 million at March 31, 2006 would need to be established.

Minority interest

Minority interest is related to our 80% owned MGA that manages our low-value dwelling program, Republic Home Protectors, Inc. The remaining 20% is owned by the president of the MGA.

Income from continuing operations

Our consolidated return on average equity for the first quarter of 2006 was an annualized 16.1% compared to 17.5% for the same period in 2005. The return on average equity in 2006 was lower than the prior year in part due to lower net income and in part due to a lower average stockholders’ equity in 2005 following the payment of $20.0 million in accrued preferred dividends in February 2005.

Earnings per share

Basic and fully diluted earnings per share were $0.50 for the first quarter of 2006. Reported basic and fully diluted earnings per share for the first quarter 2005 were $0.78. Reported earnings per share comparisons between the first quarters of 2006 and 2005 are distorted for comparative purposes by the effects of the preferred stock that was outstanding prior to our August 2005 initial public offering (“IPO”) and the additional shares issued in the IPO to retire this preferred stock. Since all IPO net proceeds were used to redeem the existing preferred stock, we believe a meaningful supplemental comparison of the first quarter 2005 earnings per share can be computed using the pro forma 13.7 million basic and diluted weighted average shares that would have been outstanding during the first quarter 2005 if the IPO had occurred on January 1, 2005. On this pro forma basis, the first quarter 2005 basic and diluted earnings per share would have been $0.54.

A reconciliation of the reported first quarter 2005 net income per common share of $0.78 (Basic and Diluted) to the pro forma net income per common share of $0.54 (Basic and Diluted) is as follows:

•	Reported first quarter 2005 net income available to common shareholders of $3.9 million is increased by the accrued preferred stock dividends of $3.6 million to equal consolidated net income of $7.5 million.

•	Reported first quarter 2005 weighted average common shares outstanding of 5.0 million (Basic and Diluted) are increased by 8.7 million of additional common shares issued in the IPO for total pro forma weighted average common shares outstanding of 13.7 million.

•	Consolidated net income of $7.5 million is then divided by pro forma weighted average common shares outstanding of 13.7 million to obtain the pro forma first quarter 2005 net income per share of $0.54 (Basic and Diluted).

We believe this presentation provides useful supplemental information in evaluating the operating results of our business; however, these disclosures should not be viewed as a substitute for net earnings per share determined in accordance with GAAP.

The 2006 quarterly net earnings per share after taxes was impacted by approximately $0.05 per share for higher reinsurance costs and approximately $0.03 per share for higher expenses associated with the implementation of the provisions of SOX and $0.02 per share for the other additional costs of being a public company that were not incurred in the first quarter of 2005. The higher reinsurance costs should be recoverable when the earned impact of approved premium rate increases begins to flow into earnings later in the year.

We have an Employee Stock Purchase Plan (“ESPP”) that enables substantially all employees to purchase shares of common stock on a semi-annual basis at the lower of 85% of the fair market value on the first day of the plan period or on the last day of the plan period. The issuance of shares under the ESPP may have a dilutive impact on our earnings per share.

Stockholders’ Equity

Stockholders’ equity as of March 31, 2006 was $167.3 million compared to $164.5 million at December 31, 2005, or an increase of $2.8 million. The principal elements of this increase were: $6.9 million of income partially offset by an increase in net-of-tax unrealized losses of $2.3 million from the investment portfolio as a result of rising interest rates; and common stock dividends of $1.7 million.

Comprehensive Income

Total comprehensive income for the first quarter of 2006 was $4.1 million compared to $4.2 million for the same period in 2005. Total comprehensive income in 2006 included net income of $6.9 million, a net after tax unrealized investment loss of $2.3 million and a foreign currency translation loss of $0.5 million related to a change in the value of the Mexican peso relative to the U.S. dollar associated with our investment in unconsolidated foreign insurance company.

Balances due from reinsurance companies

Amounts due from reinsurers decreased $27.0 million from $217.1 million at December 31, 2005 to $190.1 million at March 31, 2006, primarily due to the collection of amounts associated with Hurricanes Katrina and Rita.

Liabilities for losses and loss adjustment expenses

Liabilities and loss adjustment expenses decreased $20.7 million from December 31, 2005 to March 31, 2006 primarily due to the settlement of claims liabilities related to the 2005 hurricanes. On a net basis, after reinsurance, the liability for losses and loss adjustment expenses was $112.8 million at March 31, 2006 compared to $111.7 million at December 31, 2005. The increase of $1.1 million was primarily attributable to normal growth and actuarial adjustments.

Share-Based Compensation

We adopted the provisions of SFAS No. 123R effective January 1, 2006. Since we have recognized stock compensation expense using a fair-value approach under SFAS No. 123 following the approval of our share-based compensation plans, there was no material impact to our financial position or results of operations from the adoption of SFAS No. 123R.

Segment Results of Operations

Independent Agents — Personal Lines

The Personal Lines segment accounted for 25.9% and 28.6% of our gross written premiums in the quarters ended March 31, 2006 and 2005, respectively. This segment also accounted for 49.2% and 56.5% of our net insurance premiums earned in the first quarter of 2006 and 2005, respectively. In 2006, the Personal Lines segment also accounted for $2.8 million of our $6.9 million of consolidated net income. The table below summarizes our historical results for the Personal Lines segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to assist the reader in gaining a better understanding of our results of operations.

Results of Operations—Independent Agents–Personal Lines	Three Months Ended March 31,
2006	2005
(Dollars in thousands)
Net insurance premiums earned	$31,096	$32,301
Net investment income	1,212	962
Net realized losses	(20)	—
Other income	409	414

Total revenues	32,697	33,677

Net losses and loss adjustment expenses incurred	16,498	13,173
Underwriting, acquisition and operating expenses:
Commissions	5,678	5,563
Other underwriting, acquisition and operating expenses	6,184	5,024

Total underwriting, acquisition and operating expenses	11,862	10,587

Total expense	28,360	23,760

Income from continuing operations before income taxes and minority interest	4,337	9,917
Minority interest	(43)	—
Income tax expense	1,511	3,471

Net income	$2,783	$6,446

Key Measures:
Gross written premiums	$32,655	$31,711
Net written premiums	29,351	30,003
GAAP Ratios:
Net ex-catastrophe loss ratio	50.4%	38.5%
Net catastrophe loss ratio	2.7%	2.3%
Net expense ratio	38.1%	32.8%

Net combined ratio	91.2%	73.6%

Total assets	$229,600	$213,942
Net underwriting leverage	2.3	x	2.3	x

Underwriting income

Premiums – Gross written premiums increased 3.0% to $32.7 million for the first quarter of 2006 compared with $31.7 million in the same period in 2005. The growth included a 20.9% increase in our personal property lines primarily fueled by $3.0 million of new premium for our high-margin low-value dwelling initiative compared to $0.1 million in 2005. This program was not fully operational until the second quarter in 2005. Offsetting this growth was a 15.9% decrease in the highly competitive standard and nonstandard personal auto markets.

The personal property market is increasingly competitive in parts of Texas and Louisiana that are less exposed to catastrophe losses. At the same time, there are other market disruptions in our geographic target area that we believe may provide opportunities to write additional premiums. We are introducing our new HO-3 policy form in Texas in the second quarter. This new product, which provides broader coverage, underwriting credits and pricing alternatives, combined with additional commission incentives and increased companion auto policy credits, should generate additional premium for both our standard and low-value dwelling programs.

Net written and net insurance premiums earned decreased 2.2% and 3.7% to $29.4 million and $31.1 million, respectively, for the first quarter of 2006 compared with $30.0 million and $32.3 million in the same period in 2005, respectively. The net premium growth in the personal property lines was offset by the higher reinsurance costs (the bulk of the higher catastrophe reinsurance costs are allocated to the Personal Lines Segment) and the reductions in the personal auto lines. We recently received approval for a 7.0% average increase for Texas personal property and a 17.7% average increase for Louisiana personal property to offset the higher cost of reinsurance. These average increases vary by territory based upon actuarial justification. The impact on net insurance premiums earned from the approved increase in Texas and Louisiana should become significant starting with the third quarter 2006.

Net losses and loss adjustment expenses incurred – The total net loss ratio for the Personal Lines segment increased to 53.1% from 40.8% in the first quarter of 2005 for the same period in 2006. The primary drivers of the higher loss ratio are higher personal auto losses and the effects of increased average loss severity in Texas and Louisiana personal property exposures which, while not directly resulting from the major hurricane activity in 2005, may have been caused by anomalies associated with the catastrophic events. The higher demand for materials and contractors from hurricane claims has impacted the cost of subsequent non-catastrophe reflected losses. Our low-value dwelling program continues to produce excellent results with a net loss ratio of 32.3%. Personal auto also reported increases in its net loss ratio due to declining premium volume and continually narrowing margins that are consistent with much of the personal auto market. Catastrophe losses for this segment were consistent with historical patterns and the prior year. Further, the personal property results in 2005 were positively impacted by a $1.4 million favorable loss development from estimated mold losses in prior years which resulted in a 4.3 point reduction in the 2005 loss ratio.

Underwriting, acquisition and operating expense – The expense ratio for this segment was 38.1% in the first quarter of 2006 compared to 32.8% for the same period in 2005, with the increase stemming primarily from the costs of implementing SOX and additional costs associated with being a public company.

Underwriting income – The net combined ratio for the first quarter 2006 was 91.2% compared to 73.6% for the same period in 2005. The increase of 17.6 points can be attributable to several factors, including approximately 2.3 points for higher reinsurance costs not yet recovered through rate increases; increases in the loss ratios of both personal property and personal auto; and increases in the expense ratio, which were driven by the additional costs of being a public company. For the first quarter of 2006, the low-value dwelling program produced exceptional underwriting results. The standard personal property line produced an underwriting result slightly below plan and the personal auto line produced an underwriting loss, which was not planned, although not completely unexpected in the current soft auto market. The 2006 net combined ratio was only 2.9 points below plan; however, the comparison to the prior year is more pronounced due to the favorable loss development of mold loss estimates in 2005 combined with exceptional loss experience for the period.

Income from continuing operations before income taxes

Income from continuing operations before income taxes in this segment was $4.3 million for the first quarter of 2006, or 56.3% lower than the $9.9 million for the same period in 2005. The decline can be attributed to less favorable underwriting results and increased expenses and the favorable mold loss development recorded in 2005.

Independent Agents — Commercial Lines

The Commercial Lines segment represents 17.2% and 17.9% of our gross written premium for the first quarters in 2006 and 2005, respectively. This segment also represents 27.4% and 28.7% of our net insurance premiums earned for the first quarters in 2006 and 2005, respectively. In 2006, this segment accounted for $0.9 million of our $6.9 million of consolidated net income for the quarter. The table below summarizes our historical results of operations for the Commercial Lines segment and illustrates certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our condensed consolidated financial statements included elsewhere in this Form 10-Q and to assist the reader in gaining a better understanding of our results of operations.

Results of Operations—Independent Agents–Commercial Lines	Three Months Ended March 31,
2006	2005
(Dollars in thousands)
Net insurance premiums earned	$17,361	$16,397
Net investment income	1,195	688
Net realized losses	(20)	—
Other income	47	46

Total revenues	18,583	17,131

Net losses and loss adjustment expenses incurred	9,268	10,859
Underwriting, acquisition and operating expenses:
Commissions	3,384	2,903
Other underwriting, acquisition and operating expenses	4,496	3,505

Total underwriting, acquisition and operating expenses	7,880	6,408

Total expense	17,148	17,267

Income (loss) from continuing operations before income taxes	1,435	(136)
Income tax expense (benefit)	500	(48)

Net income (loss)	$935	$(88)

Key Measures:
Gross written premiums	21,702	19,850
Net written premiums	18,429	17,421
GAAP Ratios:
Net ex-catastrophe loss ratio	50.9%	64.9%
Net catastrophe loss ratio	2.5%	1.3%
Net expense ratio	45.4%	39.1%

Net combined ratio	98.8%	105.3%

Total assets	163,267	159,703
Net underwriting leverage	2.3	x	2.2	x

Underwriting income

Premiums – Commercial Lines gross written premiums increased by 9.3% to $21.7 million in the first quarter of 2006 from $19.9 million for the same period in 2005. The increase occurred as the result of well-diversified growth in target markets primarily in Texas and Louisiana, including our farm and ranch program. We continue the purposeful nonrenewal of policies in certain classes and lines of business that have been deemphasized as the result of our re-underwriting initiatives in recent years. We achieved gross written premium growth in excess of 8.0% in all lines except for workers compensation, including a 22.1% increase in commercial liability.

The commercial lines market is generally softening and becoming increasingly competitive in most market areas, except for commercial risks located in catastrophe-prone areas. We recently released our new farm and ranch internet-based application and quoting system (FarmLink), and we are on track to roll out a new package policy (RePak) during the second quarter primarily for commercial risks in small-medium markets. This product also features an internet-based rating and binding capability. We believe these new products will enable us to continue growing our commercial book of business.

Net written premiums and net insurance premiums earned were $18.4 million and $17.4 million, respectively, in the first quarter of 2006 compared to $17.4 million and $16.4 million for the same period in 2005. Net written and earned premiums increased 5.8% and 5.9%, respectively, in 2006. The cost of reinsurance increased for the Commercial Lines segment, although the cost was much smaller than the cost allocated to the Personal Lines segment.

Net losses and loss adjustment expenses incurred – The total net loss ratio for Commercial Lines improved to 53.4% in the first quarter of 2006 compared to 66.2% for the same period in 2005. The 12.8 point improvement was driven by a significant improvement in the 2006 commercial liability line results and a $2.7 million adjustment in 2005 for unfavorable loss and loss adjustment expense development on older commercial liability claims. Our commercial property line experienced a significant increase in total net loss ratio in the first quarter of 2006, primarily as the result of two large fire losses. The net loss ratio for workers compensation also increased due to three claims in excess of $100,000. Catastrophe losses for the first quarter were minimal and within our normal experience for the first quarter.

Underwriting, acquisition and operating expense – The expense ratio for this segment was 45.4% in the first quarter of 2006 compared to 39.1% in for the same period in 2005, with the increase driven by higher technology costs for systems supporting the commercial lines products for which the productivity benefits have not yet been realized, combined with the cost of implementing SOX and the additional costs associated with being a public company.

Underwriting income – The net combined ratio for the Commercial Lines segment was 98.8% for the first quarter of 2006 compared to 105.3% for the same period in 2005. The 6.5 point improvement is attributable to the significant improvement in the total net loss ratio partially offset by increased operating and underwriting expenses.

Income from continuing operations before income taxes

Income from continuing operations before income taxes in this segment was $1.4 million in the first quarter of 2006 compared to a loss of $0.1 million for the same period in 2005. The improvement in 2006 is due in part to considerably improved loss experience combined with increased investment income.

Program Management

The Program Management segment accounted for 26.5% and 25.5% of our gross written premiums in the first quarter of 2006 and 2005, respectively. This segment also accounted for 23.4% and 14.8% of our net insurance premiums earned in the first quarter of 2006 and 2005, respectively. The Program Management segment also produced $1.9 million of our $6.9 million of consolidated net income.

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

Results of Operations—Program Management	Three Months Ended March 31
	2006		2005
	(Dollars in thousands)
Net insurance premiums earned	$14,780		$8,476
Net investment income	986		524
Net realized losses	(16)		—
Other income	500		569

Total revenues	16,250		9,569

Net losses and loss adjustment expenses incurred	7,487		5,649
Underwriting, acquisition and operating expenses:
Commissions	2,994		1,860
Other underwriting, acquisition and operating expenses	2,913		1,418

Total underwriting, acquisition and operating expenses	5,907		3,278

Total expense	13,394		8,927

Income from continuing operations before income taxes	2,856		642
Income tax expense	995		225

Net income	$1,861		$417

Key Measures:
Gross written premiums	33,448		28,172
Net written premiums	15,948		11,379
GAAP Ratios:
Net loss ratio	50.7%		66.6%
Net expense ratio	40.0%		38.7%

Net combined ratio	90.7%		105.3%

Total assets	227,897		195,716
Net underwriting leverage	2.2	x	2.2	x

Underwriting income

Premiums – Gross written premiums for the first quarter of 2006 increased 18.7% to $33.4 million compared to $28.2 million for the same period in 2005 primarily due to the development of our new program for voluntary non-subscribers to the Texas Workers Compensation system and growth in the commercial auto/small casualty premiums produced by Texas General Agency (“TGA”), our long-standing and largest MGA relationship. The nonsubscriber program was implemented in the second quarter of 2005 and generated $2.8 million in the first quarter of 2006, and the TGA program increased to $29.1 million from $26.0 million for the same period in 2005. Net written premiums in the first quarter of 2006 increased 40.2%

to $15.9 million from $11.4 million in 2005 and net insurance premiums earned increased 74.4% to $14.8 million in the first quarter of 2006 from $8.5 million in the first quarter of 2005. The increase in net premiums is primarily because of our increased retention of the business produced by TGA (50% in 2006 compared to 40% in 2005 and 20% in 2004) and growth in the non-subscriber program.

As noted in our Annual Report on Form 10-K, we changed the classification of certain policy fees collected by the unaffiliated MGA program managers. Such fees were previously included in our written and earned premiums and are now offset against the related policy fee commission returned to the producers. Premium and commission amounts shown herein do not include producer policy fees. This presentation is consistent with our Annual Report, which reclassified all amounts reported in prior years to conform to the current treatment.

Net losses and loss adjustment expenses incurred – The net loss ratio for this segment was 50.7% for the first quarter of 2006 compared to 66.6% for the same period in 2005. The 15.9 point improvement is primarily attributable to improvement in the business generated by TGA and the profitability of the nonsubscriber program. The TGA business produced significantly higher than normal auto losses during the first quarter of 2005. The nonsubscriber program, while still new, has produced favorable loss experience in 2006.

Underwriting, acquisition and operating expense – The expense ratio for this segment in the first quarter of 2006 was 40.0%, which is comparable to the 38.7% for the same period in 2005. Commissions that fluctuate with the incurred loss expense of programs was a key driver of the increase in expenses.

Underwriting income – The net combined ratio for the Program Management segment was 90.7% for the first quarter of 2006 compared to 105.3% for the same period in 2005. The 14.6 point improvement is attributable to the significant improvement in the total net loss ratio, primarily in the TGA program combined with growth in the nonsubscriber program with corresponding favorable loss experience.

Other income

Other income represents fronting fees retained for unaffiliated MGA programs and is presented net of expenses associated with the production of these fees. Fronting fees for the first quarter of 2006 were $0.7 million, less fronting fee expense of $0.2 million. Fronting fees for the first quarter of 2005 were $0.8 million, less fronting fee expense of $0.2 million. Fronting fees declined slightly in the first quarter of 2006 compared to the same period in 2005 due to a change in the fronting fee arrangement with TGA.

Income from continuing operations before income taxes

Income from continuing operations before income taxes in this segment was $2.9 million in the first quarter of 2006 compared to $0.6 million for the same period in 2005. The improvement in 2006 is due in part to considerably improved loss experience combined with increased investment income.

Insurance Services and Corporate

The Insurance Services segment accounted for 30.4% and 28.0% of our gross written premiums in the first quarter of 2006 and 2005, respectively. Since we do not retain any underwriting risk in this segment, there is no net written or earned premium. This segment also produced $1.3 million of our $6.9 million of consolidated net income.

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

Results of Operations—Insurance Services and Corporate	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net investment income	$119	$148
Net realized (losses) gains	(1)	1
Other income	725	539

Total revenues	843	688

Underwriting, acquisition and operating expenses:
Other underwriting, acquisition and operating expenses	(156)	(5)

Total underwriting, acquisition and operating expenses	(156)	(5)
Interest expense	935	735

Total expense	779	730

Income (loss) from continuing operations before income taxes and equity in earnings of consolidated foreign insurance company	64	(42)
Income tax expense (benefit)	23	(15)
Equity in earnings of unconsolidated foreign insurance company	1,298	703

Net income	$1,339	$676

Key Measures:
Gross written premiums	38,494	30,952
Total assets	180,594	170,783

Gross written premiums

Gross written premiums for the Insurance Services segment increased 24.4% to $38.5 million in the first quarter of 2006 compared to $31.0 million in the same period in 2005. These premiums come from fronting programs generally for national carriers. The largest of these programs generated an increase in gross written premium of 47.3% over the same quarter in 2005. The second largest program increased 6.7% over the same quarter in 2005. The third largest program in the first quarter of 2005 declined by 37.3% in the same period in 2006; however, another similar sized program grew 39.8% in the same quarter to become the third largest in the first quarter of 2006.

As noted in our Annual Report on Form 10-K, we changed the classification of certain policy fees collected by the unaffiliated MGA program managers. Such fees were previously included in our written premiums and represented earned premiums in this segment. These fees are now offset against the related policy fee commission returned to the producers which we believe provides a more appropriate presentation for this segment. This presentation is consistent with our Annual Report, which reclassified all amounts reported in prior years to conform to the current treatment.

Other income

Other income primarily represents fronting fees retained for fronting programs from other national or regional insurance carriers. These are net of our expenses associated with producing this business. Fronting fees for the first quarter 2006 were $0.8 million, less expenses of $0.3 million for a net total of $0.5 million. Fronting fees for the first quarter 2005 were $0.6 million, less expenses of $0.2 million for a net total of $0.4 million. The increase in 2006 parallels the increase in gross written premiums.

Other income also includes net miscellaneous other income, including sales of certain unused assets.

Underwriting, acquisition and operating expenses

There are no underwriting or acquisition expenses associated with this segment since there is no underwriting retention. Total expenses for this segment generally show as credits due to the nature of intercompany leasing arrangements of certain fixed assets. The increase in the credit for the first quarter of 2006 compared to the same period in 2005 is primarily due to the increase in fixed assets related to our relocation to a new home office late in the first quarter of 2005. The amounts reflect a full quarter of activity in 2006. All intercompany transactions are eliminated in consolidation.

Interest expense

Interest expense increased 27.2% in the first quarter of 2006 over the same period in 2005 due to the acquisition of the $20.0 million senior credit facility in February 2005. Rising interest rates also contributed to the increase in interest expense as some of our long-term debt obligations are based on floating interest rates.

Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated foreign insurance company

Net income from continuing operations before income taxes was $64,000 in the first quarter of 2006 compared to a net loss of $42,000 for the same period in 2005. The increase was due to growth in fronting fee income and leasing income from the other segments, which outpaced the increase in interest expense in 2006.

Equity in earnings of unconsolidated foreign insurance company

Equity in earnings of our unconsolidated foreign insurance company was $1.3 million in the first quarter of 2006 compared to $0.7 million for the same period in 2005. The increase from 2005 to 2006 was driven primarily by Atlas’ improved investment results combined with a weaker U.S. dollar. In accordance with SFAS No. 109 and APB No. 23 we did not recognize a deferred tax liability for the excess of the carrying value over the tax basis of our investment in Atlas, since the difference is treated as a permanent difference under GAAP. Accordingly, $2.8 million of cumulative deferred tax expense and deferred tax liability on the equity earnings of Atlas have not been recognized in the condensed consolidated financial statements at March 31, 2006.

Liquidity and Capital Resources

Cash Flows

The Company is a holding company with no business operations of its own. Consequently, our ability to pay dividends to stockholders, meet debt service obligations, pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates. Generally, there are no restrictions on the payment of dividends by our non-insurance company subsidiaries and affiliates other than state corporate laws regarding solvency and those imposed pursuant to the terms of our senior debt credit facility. As a result, our non-insurance company subsidiaries and affiliates generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate obligations, such as debt service payments and to pay stockholder dividends. We had $3.1 million and $5.4 million of cash and short-term invested assets at our holding company and our non-insurance company subsidiaries as of March 31, 2006 and December 31, 2005, respectively.

Our insurance company subsidiaries are restricted by statute as to the amount of dividends that they may pay without prior approval of their domiciliary state insurance departments. Generally, Texas-domiciled insurers may pay dividends without advance regulatory approval only from unassigned surplus, and then only to the extent that all dividends paid in the twelve months ending on the date in question do not exceed the greater of (1) 10 percent of their policyholders’ surplus as of December 31 of the preceding year or (2) 100 percent of their net income for the calendar year preceding the year in which the value is being determined and subject to available earned surplus as defined by the domiciliary state insurance department. In addition, insurance companies are required by law to maintain a minimum level of surplus on a statutory basis. Statutory surplus is calculated by subtracting total liabilities from total admitted assets computed under accounting principles prescribed or permitted by the insurer’s state of domicile. As of January 1, 2006, the maximum dividend that Republic Underwriters Insurance Company could pay without prior approval was $16.9 million. Any dividend in excess of this amount would be considered an “extraordinary dividend,” which would require advance approval by the Texas Insurance Commissioner.

Sources of funds consist primarily of net premiums received, commission fronting fee income, collected reinsurance recoverables on hurricane losses, net investment income and proceeds from the sales and maturity of investments. Funds are used primarily to pay claims, operating expenses, purchase investments and pay dividends. The Company used net cash in operations of $5.4 million for the three months ended March 31, 2006. The primary driver of the use of funds in operations during the first quarter of 2006 was the timing of the payments of reinsurance payables. The Company’s management believes that we have adequate financial resources to satisfy all claims and meet all other cash needs for the next 12 months.

Investment Portfolio

Our primary investment objectives are to preserve capital and manage our investment portfolio in a manner to achieve a total rate of return in excess of a specified benchmark portfolio. Our investment portfolio has an average duration of 3.4 years that provides a high degree of liquidity since it is comprised principally of readily marketable fixed income and short-term securities. We classify our investments in fixed investments as available for sale and report these securities at their estimated fair values based on quoted market prices. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income, and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income (loss) in stockholder’s equity, net of deferred taxes. The $2.3 million after tax increase in unrealized losses in the first quarter 2006 resulted from increases in market interest rates. None of the investments in our portfolio have other-than-temporary unrealized losses as of March 31, 2006. Realized gains and losses are credited or charged to income in the period in which they are realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk during the three months ended March 31, 2006. Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are mainly exposed to changes in interest rates that affect the fair value of our investments in fixed maturity securities. Based on our average portfolio duration of 3.4 years, we estimate that a 50-basis point increase in interest rates would result in an unrealized investment of loss, net of tax, of approximately $3.8 million.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls in preparation for management’s assessment of internal controls over financial reporting required for the annual period ending December 31, 2006. Based on that evaluation, our CEO and our CFO concluded that, subject to the limitations noted in this

Item 4, our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and that material information regarding the Company and its consolidated subsidiaries is made known to our CEO and CFO, particularly during the period when our periodic reports are being prepared.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to prepare for our first management report on internal control over financial reporting, as required by Section 404 of SOX for the annual period ending December 31, 2006, as well as continue to make improvements in areas such as information technology change control processes and access controls. These initiatives may result in changes to our internal control over financial reporting.

(c) Inherent limitations on effectiveness of controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Hurricane Katrina Litigation

One of the Company’s subsidiaries is currently defending a statewide putative class action lawsuit pending in the District Court of the Parish of Orleans, Louisiana filed in the aftermath of Hurricane Katrina on April 12, 2006. The plaintiffs generally allege that Republic Fire and Casualty Insurance Company and other unaffiliated insurer defendants breached their policies by failing to pay the face value of policies to insureds who sustained a total loss of their homes and improvements in part as a result of a non-covered loss from Hurricane Katrina. Plaintiffs seek to recover face value of the policies regardless of the anti-concurrence provisions of the Company’s policies or the fact the Company timely paid covered losses in accordance with the policies’ provisions. This lawsuit seeks declaratory relief and unspecified monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development, and the Company is defending it vigorously. No class has been certified in this matter. The Company cannot at this time predict the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

Other Litigation

The Company and its subsidiaries are parties to various other lawsuits incidental to and arising in the ordinary course of their businesses. The Company believes that there are meritorious defenses to all of these lawsuits and is defending them vigorously. The Company believes that resolution of its pending litigation, other than the Hurricane Katrina Litigation for which it is too early to predict, will not, individually or in the aggregate, have a material adverse effect on the Company’s financial position. However, given the unpredictability of litigation, there can be no assurance that any litigation will not have a material adverse effect on the Company’s financial results for any given period.

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with the other information contained in our Annual Report on Form 10-K for the period ending December 31, 2005. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition, or results of operations. Any of the risks described below could individually or in combination result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. These risks listed below may also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Other unforeseen risks may also negatively influence our results of operations or financial condition. We believe that these factors include but are not limited to the following:

•	The occurrence of severe catastrophic events may have a material adverse effect on us, particularly because we conduct business in a concentrated geographical area.

•	We are exposed to claims related to severe weather, which may result in an increase in claims frequency and severity.

•	If we cannot price our business accurately, our profitability could be materially and adversely affected.

•	If our actual losses and loss adjustment expenses exceed our loss and loss adjustment expense estimates, our financial condition and results of operations could be materially and adversely affected.

•	If we cannot obtain adequate reinsurance protection for the risks we underwrite, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which may adversely affect our financial condition and results of operations.

•	If our reinsurers do not pay losses in a timely fashion, or at all, we may incur substantial losses that could materially and adversely affect our financial condition and results of operations.

•	We rely on independent insurance agents to distribute our products. If our agents fail or choose not to market our insurance products successfully, our growth may be limited and our financial condition and results of operations may be adversely affected.

•	We rely on managing general agents (“MGAs”) to underwrite some of our products and administer claims. If one of our MGAs binds us to policies that expose us to unexpected losses or fails to appropriately administer claims, including claims related to runoff business in programs we have terminated, our financial condition and results of operations could be materially and adversely affected.

•	If we are unable to maintain our business relationship with our largest producing MGA, our financial condition and results of operations could be adversely affected.

•	Our success depends in substantial part upon our personnel who have knowledge and experience in our target markets and lines of business.

•	A decline in our “A- (Excellent)” financial strength rating by A.M. Best could cause our sales and earnings to decrease.

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition and results of operations.

•	The effects of emerging claim and coverage issues on our business are uncertain. We could experience a material adverse effect on our financial condition and results of operations if legal or regulatory mandates override the industry standard exclusion clauses in our policies, or changes in other legal theories of liability under our insurance policies or the failure of any loss limitation we apply.

•	We are currently named in a class-action lawsuit associated with Hurricane Katrina. An unfavorable outcome in this lawsuit, or any other similar action that might arise related to Hurricane Katrina or any other catastrophe event or legal matter, could have a material adverse effect on our financial condition and results of operations.

•	Because our main source of premiums is in Texas, unfavorable changes in the economic or regulatory environment in that state may have a material adverse effect on our financial condition and results of operations.

•	If we are unsuccessful in competing against larger or more well-established rivals, our financial condition and results of operations could be adversely affected.

•	Our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business.

•	Our investment in Seguros Atlas, S.A., a Mexican insurance company, represents a significant concentration of investment assets and also subjects us to geopolitical risks and exchange rate fluctuations that could impact the value of our investment and our profitability.

•	Our investment results may be adversely affected by interest rate changes.

•	We may require additional capital in the future, which may not be available or only available on unfavorable terms.

•	The regulatory system under which we operate, and potential changes to that system, could have a material adverse effect on our business.

•	If the states in which we write insurance drastically increase the assessments we are required to pay, our financial condition and results of operations will suffer.

•	We may be subject to high retaliatory taxes in several states as a result of our multistate operations, which could have a material adverse impact on our financial condition and results of operations.

•	We conduct most of our fronting business through our affiliated county mutual insurance company. If Texas changes its regulation of county mutual insurance companies, our financial condition and results of operations may suffer.

•	Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

•	Current legal and regulatory activities relating to the insurance industry, including investigations into contingent commission arrangements, could affect our business, financial condition and results of operations.

•	We are subject to periodic financial and market conduct examinations by state insurance departments. If these examinations identify significant findings or recommend changes to our operations, our financial condition and results of operations could be affected.

•	We rely on our information technology and telecommunications systems, and the failure or disruption of these systems could disrupt our operations and adversely affect our results of operations.

•	Failures in our electronic underwriting system could adversely affect our financial condition and results of operations.

•	Failure to successfully enhance our systems or implement new systems to support existing or new products could adversely affect our financial condition and results of operations.

•	Acquisitions could result in operating difficulties, dilution and other harmful consequences.

•	Applicable insurance laws may make it difficult to effect a change of control of our company.

•	Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law could impede an attempt to replace or remove our directors or otherwise effect a change of control of our company, which could diminish the value of our common stock.

•	A few large stockholders may be able to influence stockholder decisions, which may conflict with other stockholder interests.

•	We are subject to the risks of terrorist activities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Republic Companies Group, Inc.	(c)

3.2	Amended and Restated Bylaws of Republic Companies Group, Inc.	(c)

4.1	Form of Common Stock Certificate.	(c)

10.1	Stock Purchase Agreement, dated as of May 9, 2003, by and among Republic Financial Services, Inc. (Texas), Republic Financial Services, Inc. (Nevada), Winterthur U.S. Holdings, Inc., RTXA, Inc., and RTXA Sub Inc.	(a)

10.2	Securities Purchase Agreement and First Amendment thereto, effective May 9, 2003, among RTXA, Inc. and the investors party thereto.	(a)

10.3	Amended and Restated Registration Rights Agreement among Republic Companies Group, Inc. and the Investors party thereto, dated August 8, 2005.	(c)

10.4	Employment Agreement, dated as of November 17, 2003, between Republic Underwriters Insurance Company and Parker W. Rush.	(a)

10.5	Employment Agreement, dated as of May 9, 2003, between RTXA, Inc. and Martin B. Cummings.	(a)

10.6	Employment Agreement, dated as of April 9, 2004, between Republic Underwriters Insurance Company and Robert S. Howey.	(a)

10.7	Republic Companies Group, Inc. Stock Plan, effective May 1, 2004.	(d)

10.8	Republic Financial Services, Inc. Deferred Compensation Plan, effective July 1, 1995, as amended.	(d)

10.9	Excess of Loss Reinsurance Agreement and Addenda Nos. 1-3, effective January 1, 1994, between Winterthur Swiss Insurance Company and Republic Insurance Company.	(a)

10.10	Reinsurance Agreement, dated May 9, 2003, by and between Winterthur Swiss Insurance Company and Republic Underwriters Insurance Company.	(a)

10.11	Amended and Restated Investor Rights Agreement, dated as of December 9, 2004, between Republic Companies Group, Inc. and certain stockholders designated therein.	(a)

10.12	Credit Agreement, dated as of February 23, 2005, among Republic Companies, Inc., Republic Companies Group, Inc. and The Frost National Bank.	(a)

10.13	Lease Agreement, dated August 31, 2004, between TC Dallas #2, LP and Republic Underwriters Insurance Company.	(a)

10.14	Amended and Restated Managing General Agency Agreement, dated January 1, 2006, by and between Republic Lloyds, Republic-Vanguard Insurance Company, Southern County Mutual Insurance Company, Southern Insurance Company and Texas General Agency, Inc.	(e)

10.15	2005 Equity-Based Compensation Plan, effective August 8, 2005.	(c)

10.16	Employee Stock Purchase Plan, effective August 8, 2005.	(c)

10.17	Deferred Compensation Plan for Directors, effective August 1, 2005.	(c)

10.18	Republic Underwriters Insurance Company Incentive Bonus Plan, effective January 1, 2005.	(c)

10.19	Incentive Stock Option Award Agreement.	(b)

10.20	Form of Restricted Stock Award Agreement	(f)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker W. Rush	†

31.2	Rule 13a-14(a)/15d-14(a) Certification by Martin B. Cummings	†

32.1	Section 1350 Certifications by Parker W. Rush and Martin B. Cummings	††

†	Filed herewith.

††	Furnished herewith.

(a)	Previously filed on May 10, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1 (File No. 333-124758) and incorporated herein by reference.

(b)	Previously filed on August 12, 2005 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference.

(c)	Previously filed on September 19, 2005 as an Exhibit of like number to the Company’s Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-51455) and incorporated herein by reference.

(d)	Previously filed on July 19, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1/A (File No. 333-124758) and incorporated herein by reference.

(e)	Previously filed on March 30, 2006 as an Exhibit of like number to the Company’s Form 10-K for the annual period ended December 31, 2005 (File No. 000-51455) and incorporated herein by reference. Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.

(f)	Previously filed on February 16, 2006 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic Companies Group, Inc.

Date: May 12, 2006	By:	/s/ MARTIN B. CUMMINGS
Martin B. Cummings
Vice President and Chief Financial Officer