Form 10-Q
period 2006-06-30
Republic Companies Group, Inc.
filed 2006-08-14
CIK 1320092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at August 4, 2006
Common Stock, $0.01 par value	14,099,390

REPUBLIC COMPANIES GROUP, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost $305,763 in 2006 and $303,157 in 2005)	$294,723	$298,169
Equity securities available for sale, at fair value (cost $1,036 in 2006 and $1,110 in 2005)	1,053	1,139
Investment in unconsolidated foreign insurance company (cost $27,855 in 2006 and 2005)	35,950	35,890
Other invested assets	991	991
Short-term investments, at cost (which approximates market)	42,278	63,901

Total investments	374,995	400,090
Cash and cash equivalents	8,175	4,621
Accrued interest and dividends receivable	3,289	2,778
Premiums receivable from agents and insureds (net of allowance of $450 in 2006 and $833 in 2005)	67,872	60,654
Balances due from reinsurance companies (net of allowance of $103 in 2006 and $330 in 2005)	191,244	217,150
Prepaid reinsurance premiums	103,614	102,165
Deferred policy acquisition costs	30,952	29,003
Net deferred tax asset	16,827	16,231
Federal income tax recoverable	2,544	1,707
Other assets (less accumulated depreciation of $2,059 in 2006 and $1,242 in 2005)	18,002	17,310

Total assets	$817,514	$851,709

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$300,218	$315,216
Unearned premiums	245,226	235,646
Senior debt (including accrued interest of $296 in 2006 and $257 in 2005)	20,296	20,257
Subordinated notes payable (including accrued interest of $263 in 2006 and 2005)	31,192	31,192
Accrued expenses and other liabilities	44,583	57,653
Cash overdraft	11,569	27,277

Total liabilities	$653,084	$687,241

Minority interest in consolidated subsidiary, net of tax	172	13

Commitments and contingencies (notes 3, 9 and 11)

Stockholders’ equity:
Common stock, $0.01 par value: Authorized 200,000,000 shares; issued 14,106,632 and outstanding 14,099,662 in 2006; issued 14,022,422 and outstanding 14,020,222 in 2005	141	140
Additional paid-in capital	116,918	115,968
Accumulated other comprehensive loss, net of taxes	(10,658)	(5,532)
Retained earnings	57,857	53,879

Total stockholders’ equity	$164,258	$164,455

Total liabilities and stockholders’ equity	$817,514	$851,709

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net insurance premiums earned	$66,933	$59,196	$130,170	$116,370
Net investment income	3,642	2,727	7,154	5,049
Net realized (losses) gains	(86)	75	(143)	76
Other income	1,589	1,632	3,270	3,200

	72,078	63,630	140,451	124,695

Expenses:
Net losses and loss adjustment expenses incurred	46,588	37,349	79,841	67,030
Underwriting, acquisition and operating expenses	24,219	22,361	49,712	42,629
Interest expense	988	775	1,923	1,510

	71,795	60,485	131,476	111,169
Income from continuing operations before income taxes, minority interest and equity in earnings of unconsolidated foreign insurance company	283	3,145	8,975	13,526

Income tax expense	799	1,116	3,828	4,749
Minority interest in earnings of consolidated subsidiary, net of tax	(116)	—	(159)	—
Equity in earnings of unconsolidated foreign insurance company	1,073	838	2,371	1,541

Net income	$441	$2,867	$7,359	$10,318

Net income (loss) available to common stockholders	$441	$(463)	$7,359	$3,423

Earnings (loss) per common share:
Basic	$0.03	$(0.09)	$0.53	$0.68

Diluted	$0.03	$(0.09)	$0.53	$0.68

Cash dividends declared per common share	$0.12	$—	$0.24	$—

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income from operations	$7,359	$10,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	821	484
Equity in earnings of unconsolidated foreign insurance company	(2,371)	(1,541)
Dividends received from unconsolidated foreign insurance company	487	736
Net accretion of bond discount	617	995
Net loss (gain) on sale of fixed maturities	157	(76)
Net gain on sale of equity securities	(14)	—
Deferred federal income tax expense	2,165	2,117
Share-based compensation	820	510
Change in:
Premiums receivable from agents and insureds	(7,218)	(8,476)
Accrued interest and dividends receivable	(511)	(37)
Prepaid reinsurance premiums	(1,449)	5,936
Deferred policy acquisition costs	(1,949)	(2,511)
Balances due from reinsurance companies, net	25,906	(10,889)
Losses and loss adjustment expenses	(14,998)	17,344
Unearned premiums	9,580	1,978
Accrued expenses and other liabilities	(13,070)	903
Other, net	(112)	(1,384)

Net cash provided by operating activities	6,220	16,407

Cash flows from investing activities:
Purchase of fixed assets	(2,269)	(6,024)
Sale of fixed assets	—	60
Sale and maturities of fixed maturities, available for sale	82,535	100,342
Purchase of fixed maturities, available for sale	(85,914)	(114,002)
Purchase of equity securities	(387)	(1,110)
Sale of equity securities	475	—
Net change in other short-term assets	21,623	10,974

Net cash provided by (used in) investing activities	16,063	(9,760)

Cash flows from financing activities:
Redemption of preferred shares	—	(98)
Issuance of common stock	192	—
Preferred dividends paid	—	(20,018)
Minority interest	159	—
Common dividends paid	(3,372)	—
Proceeds from senior debt	—	20,000
Net change in cash overdraft	(15,708)	1,413

Net cash (used in) provided by financing activities	(18,729)	1,297
Net increase in cash and cash equivalents	3,554	7,944
Cash and cash equivalents, at beginning of period	4,621	2,900

Cash and cash equivalents, at end of period	$8,175	$10,844

Supplemental disclosures of cash flow information:
Interest paid	$1,884	$1,304

Income taxes paid	$2,500	$3,896

Dividends declared, not paid	$1,690	$—

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Republic Companies Group, Inc., an insurance holding company, and its wholly owned subsidiaries and certain affiliated companies (“Company”). The Company markets and underwrites personal and commercial property and casualty risks located primarily in the southwestern United States.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 defines a two-step approach for recognizing and measuring tax benefits and requires disclosures of uncertainties in their income tax positions. It also defines the recognition threshold as “more-likely-than not.” FIN 48 is effective for financial years beginning after December 15, 2006. The Company will adopt FIN 48 effective January 1, 2007 and is in the process of evaluating the effect, if any, this pronouncement will have on the financial position and results of operations.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2) Unconsolidated Investment

The investment in unconsolidated foreign insurance company represents the Company’s 30% interest in Seguros Atlas, S.A., a Mexican insurance company (“Atlas”). The Company records its equity in the earnings of Atlas on the basis of estimated GAAP income for the six months ended May 31, 2006, as that is the most recently available financial information. Summarized financial information for Atlas as of and for the six months ended June 30, 2006 and June 30, 2005 is presented below (amounts in thousands):

	2006
	Pesos	Dollars
Assets	5,495,545	495,496
Liabilities	4,043,070	364,536
Equity	1,452,475	130,960
Net Income	87,511	8,135

	2005
	Pesos	Dollars
Assets	4,276,032	397,881
Liabilities	2,899,712	269,816
Equity	1,376,320	128,065
Net Income	55,552	5,168

The exchange rates used to convert the balance sheet information as of June 30, 2006 and June 30, 2005 were 11.091 pesos and 10.747 pesos, respectively, to one dollar. For 2006, net income was converted using an average exchange rate of 10.757 pesos to one dollar. For the six months ended June 30, 2005, net income was converted using an average exchange rate of 10.750 pesos to one dollar. The Company recorded $2,371,000 and $1,541,000 as equity in the earnings of Atlas for the six months ended June 30, 2006 and June 30, 2005, respectively. The equity earnings for the second quarter included a true-up reduction of $69,000 for the 2005 equity earnings following receipt of final 2005 results from Atlas. The 2006 equity earnings represents an estimate of the Company’s share of Atlas’ earnings adjusted for estimated differences between Mexican statutory accounting requirements and GAAP.

The Company has not recognized a deferred tax liability for the excess of the carrying value over the tax basis of its investment in Atlas. The unrecognized deferred tax liability is treated as a permanent difference as prescribed by SFAS No. 109, Accounting for Income Taxes, which is consistent with the criteria of indefinite reversal described in Accounting Principles Board Opinion (“APB”) No. 23, Accounting for Income Taxes—Special Areas. Hence, a deferred tax liability has not been recognized in the accompanying condensed consolidated financial statements. Should the Company no longer meet the indefinite reversal criterion, a deferred tax expense of approximately $2.9 million at June 30, 2006 would need to be recognized.

As of June 30, 2006, undistributed earnings of the Company’s unconsolidated foreign insurance company were $8.6 million.

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

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Written Premium	Earned Premium	Losses and Loss Adjustment Expense	Written Premium	Earned Premium	Losses and Loss Adjustment Expense
Direct business	$139,198	$130,072	$90,467	$121,056	$117,862	$75,165
Reinsurance assumed	1	—	(393)	11	772	(5,777)
Reinsurance ceded	(64,626)	(63,139)	(43,486)	(55,585)	(59,438)	(32,039)

Net amounts	$74,573	$66,933	$46,588	$65,482	$59,196	$37,349

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Written Premium	Earned Premium	Losses and Loss Adjustment Expense	Written Premium	Earned Premium	Losses and Loss Adjustment Expense
Direct business	$265,458	$255,878	$151,962	$231,739	$227,209	$141,795
Reinsurance assumed	40	39	650	13	2,563	(5,869)
Reinsurance ceded	(127,197)	(125,747)	(72,771)	(107,467)	(113,402)	(68,896)

Net amounts	$138,301	$130,170	$79,841	$124,285	$116,370	$67,030

Ceding commissions, which are netted with acquisition costs in the condensed consolidated statements of income, were $27,019,000 and $23,824,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.

The table below shows the components of balances due from reinsurance companies as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005
Reinsurance recoverable on paid losses	$9,261	$13,997
Reinsurance recoverable on outstanding losses	109,741	113,486
Reinsurance recoverable on incurred but not reported losses	72,345	89,997
Allowance for uncollectible reinsurance	(103)	(330)

Balances due from reinsurance companies	$191,244	$217,150

(4) Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for each period, including all vested restricted shares issued under the Company’s share-based compensation plans (see Note 6). Diluted earnings per share includes the potential dilution that could occur if outstanding contracts to issue common stock were exercised and converted to common stock using the treasury stock method prescribed by SFAS No. 128, Earnings per Share, and SFAS No.123R.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following are the basic and diluted per share calculations for the three and six months ended June 30, 2006 and June 30, 2005 (dollars in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic and fully diluted earnings per share computation:
Net income from continuing operations	$441	$2,867	$7,359	$10,318
Less: Preferred stock dividends accrued	—	(3,330)	—	(6,895)

Net income (loss) available to common stockholders	$441	$(463)	$7,359	$3,423

Weighted average common shares outstanding:
Basic	13,856,069	5,012,421	13,842,504	4,998,114

Diluted	13,952,015	5,033,880	13,946,544	5,024,775

Earnings (loss) per share:
Basic	$0.03	$(0.09)	$0.53	$0.68

Diluted	$0.03	$(0.09)	$0.53	$0.68

(5) Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of unrealized investment gains/losses and foreign currency translation adjustments related to the Company’s investment in an unconsolidated foreign insurance company. The following are the components of other comprehensive income (loss), net of income taxes, for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$441	$2,867	$7,359	$10,318
Other comprehensive income:
Net change in unrealized investment gains/losses	(1,536)	3,762	(3,847)	527
Reclassification adjustment for realized gains/losses included in net income	(56)	48	(93)	49
Change in foreign currency translation	(732)	702	(1,186)	650

Total comprehensive (loss) income	$(1,883)	$7,379	$2,233	$11,544

(6) Share-Based Compensation Plans

In 2004, the Company adopted the measurement and expense recognition provisions of SFAS No. 123 and has recognized share-based compensation expense over award vesting periods based on the fair value at the date the awards were granted. On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective approach.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Share-based compensation expense charged against income for the plans was $360,000 and $255,000 for the three months ended June 30, 2006 and 2005, respectively. Share-based compensation expense charged against income for the plans was $820,000 and $510,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $39,000 and $89,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. Income tax benefit recognized in the income statement for share-based compensation arrangements was $61,000 and $179,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. As of June 30, 2006, there was approximately $2,704,000 of total unrecognized compensation related to the Company’s share-based compensation plans.

As of June 30, 2006, 1,206,366 shares were reserved for future awards under all compensation plans.

(a) Incentive compensation

The Company’s stockholders approved share-based compensation plans in 2005 and 2004 that allow the award of employee equity incentives at the discretion of the Board of Directors and management. The equity compensation plans provide for compensation to be granted in several forms, including incentive stock options, stock awards, stock appreciation rights, and phantom stock. Share-based compensation expense related to incentive compensation charged against income for the plans was $335,000 and $255,000 for the three months ended June 30, 2006 and 2005, respectively. Share-based compensation expense related to incentive compensation charged against income for the plans was $771,000 and $510,000 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, 720,881 shares were reserved for future awards under the 2005 Equity-Based Compensation Plan.

Non-vested Stock

The Company has issued non-vested stock under the 2005 and 2004 incentive compensation plans. Non-vested stock awards generally vest ratably on the anniversary date over periods of three to five years. A summary of the Company’s total shares granted and related changes under the plans during the six months ended June 30, 2006, along with the portion of these shares that are non-vested, is presented below:

	Total Non-vested Shares	Weighted- Grant-Date Exercise Fair-Value
Outstanding as of January 1, 2006	236,280	$8.37
Granted after January 1, 2006 but before July 1, 2006	66,043	15.25
Vested after January 1, 2006 but before July 1, 2006	(44,220)	8.37
Forfeited after January 1, 2006 but before July 1, 2006	(4,770)	8.90

Outstanding as of June 30, 2006	253,333	$10.15

As of June 30, 2006, there was approximately $1,787,000 of total unrecognized compensation from the Company’s non-vested stock awards. The cost is expected to be recognized over a weighted-average period of 2.16 years. The fair value of shares that vested during the three and six-month periods ended June 30, 2006 was $754,000. The fair value of shares that vested during the three and six-month periods ended June 30, 2005 was $657,000.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

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

	Options with Exercise Price of $10.00	Options with Exercise Price of $14.13	Options with Exercise Price of $15.25
Risk-free interest rate	4.42%-4.54%	4.42%	4.60%
Expected volatility of common stock	0%	40%	35%
Dividend yield	0%-3.40%	3.40%	3.15%
Expected life of options	10 years	10 years	6.0-6.5 years

A summary of option activity and changes during the six months ended June 30, 2006 is presented below:

	Share Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	102,096	$11.72	9.35
Granted	162,419	15.25	9.58

Outstanding at June 30, 2006	264,515	13.89	9.30	$1,010,447

Exercisable at June 30, 2006	17,175	$10.00	8.67	$132,419

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was $4.56 and $3.59, respectively. As of June 30, 2006, unrecognized compensation cost of $917,000 was associated with stock options. The cost is expected to be recognized over a weighted-average period of 3.8 years. No options were exercised during the six months ended June 30, 2006 and June 30, 2005.

Deferred Compensation Plan for Directors and Director Compensation

The Company awarded 1,585 and 3,403 shares under the Deferred Compensation Plan for Directors for the three and six-months ended June 30, 2006. Additionally, the Company awarded 3,652 shares to a director during the six months ended June 30, 2006 as director compensation. No such awards were issued in 2005. Such shares have been treated as phantom stock awards, recorded as a liability award and adjusted to fair-value at the end of each period. The Company does not have any unrecognized compensation cost for such awards.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(b) Employee Stock Purchase Plan

The Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”) in May 2005. The ESPP allows employees to purchase shares of common stock at 85% of the lesser of the fair market value on the first day or the fair market value on the last day of a six-month plan period. More than 50% of the eligible employees elected to participate in the first option period, which started on January 1, 2006 and concluded on June 30, 2006. The Company has issued 14,515 shares of stock under this plan as of June 30, 2006. The compensation cost charged against income for the ESPP offering period ended June 30, 2006 was $49,000. The Company received cash of $192,000 from ESPP participants for the period ended June 30, 2006 and accounts for the ESPP as a liability award plan. The second offering period begins on July 1, 2006 and ends December 31, 2006.

As of June 30, 2006, 485,485 shares are reserved for future award under the ESPP.

(7) Pension Plans

The Company sponsors a qualified defined benefit plan for employees of the Company and certain affiliates that was frozen with benefits accrued through December 31, 2003. Pension costs for this pension plan are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	682	663	1,365	1,326
Amortization of unrecognized transition obligation	—	—	—	—
Recognized net actuarial loss	—	—	—	—
Expected return on plan assets	(892)	(840)	(1,783)	(1,680)
Curtailment	—	—	—	—
Prior service cost	—	—	—	—

Net periodic pension benefit	$(210)	$(177)	$(418)	$(354)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	30	31	61	62
Amortization of unrecognized transition obligation	—	—	—	—
Recognized net actuarial loss	6	3	11	6
Expected return on plan assets	—	—	—	—
Curtailment	—	—	—	—
Prior service cost	—	—	—	—

Net periodic pension cost	$36	$34	$72	$68

(8) Income Tax

The Company’s tax expense for the three months ended June 30, 2006 included a true-up of $722,000 for nondeductible amounts related to the Company’s share-based compensation plans. This is the primary reason for an effective tax rate of 42.7% for the six months ended June 30, 2006.

(9) Contingent Liabilities and Commitments

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Based on information presently available in connection with claims and lawsuits presently pending, it is the opinion of the Company’s management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

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

One of the Company’s subsidiaries is currently defending a statewide putative class action lawsuit pending in the District Court of the Parish of Orleans, Louisiana filed on April 12, 2006 in the aftermath of Hurricane Katrina. The plaintiffs generally allege that Republic Fire and Casualty Insurance Company and other unaffiliated insurer defendants breached their policies by failing to pay the face value of policies to insureds who sustained a total loss of their homes and improvements in part as a result of a non-covered loss from Hurricane Katrina. Plaintiffs seek to recover face value of the policies regardless of the anti-concurrence provisions of the Company’s policies or the fact the Company timely paid covered losses in accordance with the policies’ provisions. This lawsuit seeks declaratory relief and unspecified monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development, and the Company is defending it vigorously. No class has been certified in this matter. The Company cannot at this time predict the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

(10) Segment Information

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

Income (loss) from continuing operations before income taxes by segment consists of revenues, including allocated investment income, less expenses, plus realized gains and losses related to the respective segment’s operations. Taxes are allocated to each segment at the Company’s effective tax rate. Interest expense and the equity earnings of the unconsolidated foreign insurance company are reflected in the Insurance Services segment. Segment results for the three and six-month periods ended June 30, 2006 and 2005 are as follows (dollars in thousands):

Three months ended June 30, 2006

	Total Revenues					Income (Loss) from Continuing Operations Before Taxes	Net Income (Loss)
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total
	(Dollars in thousands)
Personal Lines	$38,245	$31,989	$1,193	$384	$33,566	$(643)	$(610)
Commercial Lines	25,649	19,229	1,227	53	20,509	(2,265)	(1,411)
Program Management	33,138	15,715	1,026	521	17,262	3,259	1,432
Insurance Services	42,167	—	110	631	741	(68)	1,030

Consolidated	$139,199	$66,933	$3,556	$1,589	$72,078	$283	$441

Three months ended June 30, 2005

	Total Revenues					Income (Loss) from Continuing Operations Before Taxes	Net Income
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total
	(Dollars in thousands)
Personal Lines	$35,636	$31,821	$1,211	$414	$33,446	$379	$235
Commercial Lines	21,044	16,987	925	51	17,963	1,018	660
Program Management	30,947	10,388	589	653	11,630	1,971	1,286
Insurance Services	33,440	—	77	514	591	(223)	686

Consolidated	$121,067	$59,196	$2,802	$1,632	$63,630	$3,145	$2,867

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six months ended June 30, 2006

	Total Revenues					Income (Loss) from Continuing Operations Before Taxes	Net Income (Loss)
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total
	(Dollars in thousands)
Personal Lines	$70,900	$63,085	$2,385	$793	$66,263	$3,694	$2,173
Commercial Lines	47,351	36,590	2,402	100	39,092	(830)	(476)
Program Management	66,586	30,495	1,996	1,021	33,512	6,115	3,293
Insurance Services	80,661	—	228	1,356	1,584	(4)	2,369

Consolidated	$265,498	$130,170	$7,011	$3,270	$140,451	$8,975	$7,359

Six months ended June 30, 2005

	Total Revenues					Income (Loss) from Continuing Operations Before Taxes	Net Income
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total
	(Dollars in thousands)
Personal Lines	$67,347	$64,122	$2,173	$828	$67,123	$10,296	$6,681
Commercial Lines	40,894	33,384	1,613	97	35,094	882	572
Program Management	59,119	18,864	1,113	1,222	21,199	2,613	1,703
Insurance Services	64,392	—	226	1,053	1,279	(265)	1,362

Consolidated	$231,752	$116,370	$5,125	$3,200	$124,695	$13,526	$10,318

Identifiable assets by segment are those assets used in or allocated to the operation of each segment. Identifiable assets by segment are as follows (dollars in thousands):

	Six Months Ended June 30,
	2006	2005
Personal Lines	$226,243	$224,992
Commercial Lines	172,922	161,736
Program Management	226,576	195,219
Insurance Services	191,773	183,453

Consolidated	$817,514	$765,400

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11) Subsequent Events

On August 4, 2006, the Company entered into a definitive merger agreement pursuant to which a subsidiary of Delek Capital Ltd. (“Delek”) would acquire all of the outstanding shares of the Company’s common stock for $20.40 per share in cash. The transaction is expected to close by the end of 2006 subject to certain conditions, including approval by the Company’s stockholders and customary regulatory approvals.

One of the Company’s subsidiaries is currently defending a statewide putative class action lawsuit pending in the District Court of the Parish of Calcasieu, Louisiana filed on July 20, 2006 in the aftermath of Hurricane Rita, and the Company was served on August 7, 2006. The plaintiffs generally allege that Republic Fire and Casualty Insurance Company breached its policies by improperly adjusting and paying claims over the last ten years. These plaintiffs also alleged bad faith claims handling practices. This lawsuit seeks declaratory relief and unspecified monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development. The Company plans to defend it vigorously. No class has been certified in this matter. The Company cannot at this time predict the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

On August 8, 2006, the Board of Directors declared a quarterly common stock dividend of 12 cents per share payable on October 13, 2006 to shareholders of record at the close of business on September 29, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the information discussed below, you should read the Company’s consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”). The Annual Report includes information regarding the Company not discussed in this Quarterly Report on Form 10-Q, such as an overview of our organizational structure and businesses, a summary of our principal revenue and expense items, a summary of our key financial measures (which includes information about insurance industry recognized metrics in addition to traditional GAAP measures) and a summary of our critical accounting policies. You should also read the Risk Factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Financial Summary

We are a provider of personal and commercial property and casualty insurance products to individuals and small to medium-size businesses primarily in Texas, Louisiana, Oklahoma and New Mexico. Our business is conducted through four segments organized primarily by distribution channel:

•	Independent Agents––Personal Lines (“Personal Lines”)

•	Independent Agents––Commercial Lines (“Commercial Lines”)

•	Program Management

•	Insurance Services and Corporate (“Insurance Services”)

Our Personal Lines and Commercial Lines segments operate through our network of independent agents, our two affiliated managing general agents (“MGAs”) and one unaffiliated MGA. Our Program Management segment includes products distributed through unaffiliated MGAs that bind and underwrite insurance policies in conformity with our underwriting guidelines on our behalf within designated programs. Our Insurance Services segment is primarily comprised of fee-based fronting business, interest expense on our long-term debt and the equity earnings of our unconsolidated foreign insurance company.

2006 Consolidated Results of Operations Overview

•	Quarterly gross written premiums were $139.2 million, an increase of 15.0%,

•	Quarterly revenues were $72.1 million, an increase of 13.3%,

•	Quarter over quarter growth in gross written premium was the strongest since our initial public offering (“IPO”),

•	Quarterly net income of $0.4 million impacted by spring storms,

•	Year-to-date gross written premiums were $265.5 million, an increase of 14.6%,

•	Year-to-date revenues were $140.5 million, an increase of 12.6%, and

•	Year-to-date net income was $7.4 million

Catastrophe Loss Events

We experienced a substantial number of weather-related catastrophe loss events during the three months ended June 30, 2006. The Company defines a catastrophe loss event as a natural or man-made incident with losses aggregating at least $400,000 within a 72-to-96-hour period. The frequency and severity of catastrophe losses in any period is inherently unpredictable and may be material to our results of operations and financial position. Our catastrophe net loss ratio for the three months ended June 30, 2006 was 18.8% compared to 10.8% for the same period in 2005, an increase of 8.0 percentage points. Our average second quarter net catastrophe ratio for the previous six years was 14.2%. Net of reinsurance catastrophe loss expense was $12.6 million for the three months ended June 30, 2006 compared to $6.4 million for the same period in 2005, an increase of 96.6%. The second quarter 2006 catastrophe losses impacted both the Personal and Commercial Lines segments on a proportionate basis primarily due to damage to property from hail, tornados, wind and falling tree limbs. The graph below presents our catastrophe loss ratio by quarter since the year 2000.

Recent Developments

On August 4, 2006, the Company entered into a definitive merger agreement pursuant to which a subsidiary of Delek Capital Ltd. (“Delek”) would acquire all of the outstanding shares of the Company’s common stock for $20.40 per share in cash. The transaction is expected to close by the end of 2006 subject to certain conditions, including approval by the Company’s stockholders and customary regulatory approvals.

On June 26, 2006, we entered into an MGA agreement with FirstComp Underwriters Group, Inc. (“FirstComp”). FirstComp writes workers’ compensation through independent agents in 25 states. The FirstComp book of business is estimated to be $80 million of gross written premiums in the 2006/2007 underwriting year. We will retain 35% of the net premium and underwriting risk and cede a portion of the business under a new quota share reinsurance agreement. In addition, we will receive fee income for the 65% quota share reinsurance placements.

Texas Select, major homeowner insurer in Texas, was placed in receivership by the Texas Department of Insurance (“TDI”) and ordered to cease writing new and renewal insurance business. TDI plans to cancel all policies by August 24, 2006. We have created a policy acceptance unit to assist independent agents in quickly and easily transferring selected business to Republic. We believe the market disruptions such as this, along with other major carriers’ decisions to withdraw from Texas coastal areas, create opportunities for Republic to balance our coastal exposures, minimize involuntary pool assessments and prudently grow our personal property book of business.

Regulatory Examination

In the second quarter of 2006, the Texas Department of Insurance completed its regularly scheduled statutory financial and market conduct examinations of our Texas-domiciled insurance subsidiaries and affiliates and their statutory financial statements and business practices for the five-year period ended December 31, 2004. All of the examination reports were issued with no material findings or adjustments to surplus.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net insurance premiums earned	$66,933	$59,196	$130,170	$116,370
Net investment income	3,642	2,727	7,154	5,049
Net realized (losses) gains	(86)	75	(143)	76
Other income	1,589	1,632	3,270	3,200

Total revenues	72,078	63,630	140,451	124,695

Net losses and loss adjustment expenses incurred	46,588	37,349	79,841	67,030
Underwriting, acquisition and operating expenses:
Commissions	13,483	11,746	26,972	22,072
Other underwriting, acquisition and operating expenses	10,736	10,615	22,740	20,557

Total underwriting, acquisition and operating expenses	24,219	22,361	49,712	42,629
Interest expense	988	775	1,923	1,510

Total expense	71,795	60,485	131,476	111,169

Income from continuing operations before income taxes, minority interest and equity in earnings of consolidated foreign insurance company	283	3,145	8,975	13,526
Income tax expense	799	1,116	3,828	4,749
Minority interest	(116)	—	(159)	—
Equity in earnings of unconsolidated foreign insurance company	1,073	838	2,371	1,541

Net income	$441	$2,867	$7,359	$10,318

Net income (loss) available to common stockholders	$441	$(463)	$7,359	$3,423

Earnings per common share:
Basic	$0.03	$(0.09)	$0.53	$0.68

Diluted	$0.03	$(0.09)	$0.53	$0.68

Key Measures:
Gross written premiums	$139,199	$121,067	$265,498	$231,752
Net written premiums	74,573	65,482	138,301	124,285
GAAP Ratios:
Net ex-catastrophe loss ratio	50.8%	52.3%	50.7%	51.3%
Net catastrophe loss ratio	18.8%	10.8%	10.6%	6.3%
Net expense ratio	36.2%	37.8%	38.2%	36.6%

Net combined ratio	105.8%	100.9%	99.5%	94.2%

Total assets	$817,514	$765,400	$817,514	$765,400
Statutory surplus	177,324	164,196	177,324	164,196
Return on average equity	n/a	n/a	8.6%	12.1%
Net underwriting leverage	1.7x	1.6x	1.6x	1.5x

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

Consolidated Revenues

Gross written premiums––Gross written premiums for the three months ended June 30, 2006 were $139.2 million, compared to $121.1 million in the same period in 2005, an increase of 15.0%. We recorded gross written premiums growth in all segments in the second quarter. The growth was primarily driven by a:

•	26.1%, or $8.7 million, increase in the Insurance Services segment, primarily from growth from two programs fronted by us for large, national carriers where we do not retain any of the underwriting risk;

•	7.1%, or $2.2 million, increase in the Program Management segment, primarily due to growth in our non-subscriber program and the commercial auto/small casualty program of our largest MGA;

•	21.9%, or $4.6 million, increase in Commercial Lines, including a 30.7% increase in commercial liability and a $1.9 million increase in workers compensation; and

•	7.3%, or $2.6 million, increase in Personal Lines, including a 21.4% increase in personal property premiums, primarily from our low-value dwelling initiative that included $2.6 million of additional written premiums, which offset a 14.8% decrease in personal auto premiums.

We experienced growth in all of our segments; however, we experienced a 14.8% decrease in our nonstandard and standard personal auto premiums. Our decline in nonstandard and standard personal auto premiums was expected because the margins in this product continue to be compressed through increasing competition. We have purposefully decided not to compete heavily for this low-margin business.

We have received approval from regulatory authorities for a 7.0% increase for Texas homeowners and a 17.3% average increase for Louisiana personal property to offset the higher cost of reinsurance. Such average increases vary by territory based on actuarial justification. The increases were effective in the second quarter and will significantly affect net insurance premiums earned starting in the third quarter of 2006. Other Texas carriers have also filed for rate increases for personal property products that will make the market rates more comparable with our rates.

Net written premiums––Net written premiums for the three months ended June 30, 2006 were $74.6 million, compared to $65.5 million in the same period in 2005, an increase of 13.9%. The difference in the growth of both the gross and net premiums is influenced by higher reinsurance costs following the heavy catastrophe losses from Hurricanes Katrina and Rita. The estimated additional cost for catastrophe and excess per risk reinsurance in the second quarter of 2006 was approximately $2.3 million. For the 2006 year, Republic substantially replicated its 2005 catastrophe reinsurance coverage and also increased the reinsurance protection to $100 million. Higher reinsurance costs were incurred beginning January 1, while the offsetting benefits from rate increases on the Company’s policies in Texas and Louisiana will not begin to be earned until later in 2006. Net written premiums also increased by 31.0% in our Program Management segment primarily due to our increased retention in the business produced by our largest unaffiliated MGA. The Insurance Services segment does not contribute any net written premiums because this business is 100% ceded pursuant to fronting arrangements with unaffiliated national or regional carriers.

Net insurance premiums earned––Net insurance premiums earned for the three months ended June 30, 2006 were $66.9 million compared to $59.2 million in the same period in 2005, an increase of 13.1%. Net insurance premiums earned also increased significantly in our Program Management segment due to our increased retention in the business produced by our largest unaffiliated MGA and premium growth from our non-subscriber program. The Insurance Services segment does not contribute any net insurance premiums earned, because this business is 100% ceded pursuant to fronting arrangements with unaffiliated national or regional carriers.

Investment income––Investment income for the three months ended June 30, 2006 was $3.6 million, compared to $2.7 million in the same period in 2005, an increase of 33.6%. The increase primarily resulted from the higher invested asset base and increases in short-term interest rates. The annualized net investment yield on average invested assets, excluding our investment in Atlas, was 4.2% for the second quarter of 2006 compared to 3.2% for the same period in 2005.

Other income––Other income for the three months ended June 30, 2006 was $1.6 million and largely unchanged from the same period in 2005. Other income from the Program Management segment declined 20.2% during the quarter primarily due to a change in the contractual basis for determining the fronting fee received from our largest MGA program, while other income from the Insurance Services segment increased 22.8% in part due to increased premium volume for fronting programs for several large national carriers. Other income also includes installment billing fee income, which was largely unchanged for the same period from the prior year, as well as minor amounts of miscellaneous income.

Expenses

Net losses and loss adjustment expenses incurred––Net losses and loss adjustment expenses incurred for the three months ended June 30, 2006 were $46.6 million, compared to $37.3 million in the same period in 2005, an increase of 24.7%. The net loss ratio for the three months ended June 30, 2006 was 69.6% compared to 63.1% for the same period in 2005, an increase of 6.5 points.

•	The net ex-catastrophe loss ratio for the second quarter of 2006 was 50.8%, compared to 52.3% in the same period in 2005, a decrease of 1.5 points.

•	The net catastrophe loss ratio for the second quarter of 2006 was 18.8%, compared to 10.8% in the same period in 2005, an increase of 8.0 points.

Higher reinsurance costs increased the net loss ratio by 1.6 points for the three months ended June 30, 2006.

We continued to process the few pending claims remaining from Hurricanes Katrina and Rita. Our previously reported estimated ultimate loss and loss adjustment expenses from Hurricanes Katrina and Rita of $45.3 million and $47.2 million, respectively, appear to be adequate since these estimates included the effects of contingencies such as a surge in demand for products and services. The financial effects of these storms remain well within the protections provided by our catastrophe reinsurance treaties as previously reported. Further, the support of our reinsurance partners continues to be exemplary and we have not experienced any collectibility issues regarding reinsurance recoverables. Our net reinsurance recoverable asset has now returned to pre-hurricane levels. The Louisiana legislature has extended the prescriptive period for filing hurricane claims from twelve months to eighteen months; however, we do not anticipate any significant change in the losses incurred from the 2005 hurricanes.

We partially mitigate fluctuations in weather event frequency and severity with an aggregate reinsurance treaty, with severe weather deductibles and by spreading geographic concentrations. During the three months ended June 30, 2006, we experienced seven weather events that qualified for coverage under our aggregate catastrophe reinsurance treaty compared to three events for the same period in 2005, and two events for the same period in 2004. The aggregate catastrophe reinsurance treaty in 2006 provides $5.0 million of protection when the sum of qualifying storms exceeds $12.5 million. We ceded $2.0 million of storm losses to this treaty in the second quarter of 2006 and have an additional $3.0 million capacity of third and fourth qualifying storms to this treaty.

Underwriting, acquisition and operating expenses––Underwriting, acquisition and operating expenses for the three months ended June 30, 2006 were $24.2 million, compared to $22.4 million in the same period in 2005, an increase of 8.3%. The net expense ratio for the second quarter of 2006 was 36.2%, compared to 37.8% for the same period in 2005, an improvement of 1.6 points. The net expense ratio decreased primarily due to growth in earned premiums. The expense dollars increased primarily due to:

•	increased commissions associated with the higher commission low-value dwelling program plus higher commissions associated with the Program Management segment where commissions fluctuate inversely with the loss ratio;

•	compliance costs associated with the implementation of the Sarbanes-Oxley Act of 2002 (“SOX”), the ongoing cost of which should be substantially lower after we have completed the initial implementation; and

•	incremental public company expenses, including higher audit and legal fees.

Interest expense––Interest expense for the three months ended 2006 was $1.0 million, compared to $0.8 million in the same period in 2005, an increase of 27.5%. Rising interest rates on our floating rate debt contributed to the increase in interest expense.

Income

Underwriting results––Underwriting results for the three months ended June 30, 2006 were a loss of ($3.9) million, compared to a loss of ($0.5) million in the same period in 2005. The total net combined ratio for the second quarter of 2006 was 105.8% compared to 100.9% in the same period in 2005. Despite improvements in the ex-catastrophe loss ratio and expense ratio, the net combined ratio increased primarily due to:

•	increased catastrophe losses from weather related storms, which contributed 8.0 percentage points;

•	costs of being a public company (particularly the cost of compliance with SOX) which contributed 1.7 percentage points;

•	increased reinsurance costs which contributed 1.6 percentage points; and

•	two large commercial property fire losses that also impacted the ex-catastrophe loss ratio.

Income from continuing operations before income taxes, minority interest, and equity in earnings of consolidated foreign insurance company––Income from continuing operations before income taxes, minority interest, and equity in earnings of consolidated foreign insurance company expense for the three months ended June 30, 2006 was $0.3 million, compared to $3.1 million for the same period in 2005. The decline in income is attributable to the decline in underwriting results.

Income tax expense––Income tax expense for the three months ended June 30, 2006 was $0.8 million, compared to $1.1 million in the same period in 2005, a decrease of 28.4%. We generally pay tax at a 35% effective rate; however, our effective tax rate is higher, primarily due to the inclusion of a $0.7 million true-up of nondeductible expenses related to share-based compensation plans. Income tax expense also does not include any expense resulting from the equity in the earnings of our unconsolidated foreign insurance company or expense for the excess of the carrying value over the tax basis of our investment in the unconsolidated foreign insurance company as described in the next section.

Equity in earnings of unconsolidated foreign insurance company––Equity in earnings of unconsolidated foreign insurance company for the three months ended June 30, 2006 was $1.1 million compared to $0.8 million in the same period in 2005, an increase of 28.0%. The increase from 2005 to 2006 was driven primarily by Atlas’ improved investment results. Although Atlas’ investment performance has resulted in a higher equity share of their income over the prior year, we believe that the Mexican insurance industry is becoming increasingly competitive and underwriting margins will be pressured in 2006.

We recorded a true-up to the prior year earnings of Atlas in the second quarter based on the receipt of final year-end results, adjusted for U.S. GAAP. The adjustment recorded in the second quarter of 2006 was a reduction of less than $0.1 million.

We do not recognize a deferred tax liability for the excess of the carrying value over the tax basis of our investment in Atlas, since the difference is treated as a permanent difference under GAAP as prescribed by SFAS No. 109, Accounting for Income Taxes, and APB No. 23, Accounting for Income Taxes–Special Areas. Hence, a deferred tax liability has not been recognized in the accompanying condensed consolidated financial statements. If we no longer meet the indefinite reversal criterion, a deferred tax expense of approximately $2.9 million at June 30, 2006 would need to be recognized.

Minority interest––Minority interest was ($0.1) million for the three months ended June 30, 2006. The minority interest is related to our 80% owned MGA that manages our low-value dwelling program, Republic Home Protectors, Inc.

Net income ––Net income for the three months ended June 30, 2006 was $0.4 million compared to $2.9 million in the same period in 2005, a decrease of $2.5 million. The drop in income primarily resulted from the higher frequency of weather related catastrophe losses, partially offset by higher investment results.

Key Financial Measures

Earnings per share––Basic and fully diluted earnings per share were $0.03 for the three months ended June 30, 2006 and $(0.09) for the same period in 2005. Reported earnings per share comparisons between the second quarters of 2006 and 2005 are distorted for comparative purposes by the effects of the preferred stock that was outstanding prior to our August 2005 IPO and the additional shares issued in the IPO to retire this preferred stock. Since all IPO net proceeds were used to redeem the existing preferred stock, we believe a meaningful supplemental comparison of the second quarter 2005 earnings per share can be computed using the pro forma 13.7 million basic and diluted weighted average shares that would have been outstanding during the second quarter 2005 if the IPO had occurred on January 1, 2005. On this pro forma basis, the second quarter 2005 basic and diluted earnings per share would have been $0.21.

A reconciliation of the reported second quarter 2005 net loss per common share of ($0.09) (Basic and Diluted) to the pro forma net income per common share of $0.21 (Basic and Diluted) is as follows:

•	Reported second quarter 2005 net loss available to common shareholders of ($0.4) million is increased by the accrued preferred stock dividends of $3.3 million to equal consolidated net income of $2.9 million.

•	Reported second quarter 2005 weighted average common shares outstanding of 5.0 million (Basic and Diluted) are increased by 8.7 million of additional common shares issued in the IPO for total pro forma weighted average common shares outstanding of 13.7 million.

•	Consolidated net income of $2.9 million is then divided by pro forma weighted average common shares outstanding of 13.7 million to obtain the pro forma second quarter 2005 net income per share of $0.21 (Basic and Diluted).

We believe this presentation provides useful supplemental information in evaluating the operating results of our business; however, these disclosures should not be viewed as a substitute for net earnings per share determined in accordance with GAAP.

The 2006 quarterly net earnings per share after taxes were impacted by approximately $0.05 per share for higher reinsurance costs, approximately $0.03 per share for higher expenses associated with the implementation of the provisions of SOX and $0.02 per share for the other additional costs of being a public company that were not incurred in the second quarter of 2005. The higher reinsurance costs should be recoverable when the earned impact of approved premium rate increases begins to flow into earnings later in the year.

On June 30, 2006, the Company’s Employee Stock Purchase Plan (“ESPP”) issued 14,515 shares of the Company’s common stock. The issuance of shares under the ESPP in the future will have a dilutive impact.

Other Consolidated Information

Comprehensive income (loss)––Comprehensive loss for the three months ended June 30, 2006 was a loss of ($1.9) million compared to $7.4 million of comprehensive income for the same period in 2005. Total comprehensive loss for the second quarter of 2006 included net income of $0.4 million, a net after tax unrealized investment loss of ($1.6) million and a foreign currency translation loss of ($0.7) million related to a change in the value of the Mexican peso relative to the U.S. dollar associated with our investment in unconsolidated foreign insurance company.

Share-based compensation––We adopted the provisions of SFAS No. 123R effective January 1, 2006. Since we have recognized stock compensation expense using a fair-value approach under SFAS No. 123 following the approval of our share-based compensation plans, there was no material impact to our financial position or results of operations from the adoption of SFAS No. 123R.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues

Gross written premiums––Consolidated gross written premiums for the six months ended June 30, 2006 were $265.5 million compared to $231.8 million in the same period in 2005, an increase of 14.6%. We recorded gross written premiums growth in all segments in the six months ended June 30, 2006. The growth was primarily driven by a:

•	25.3% growth in Insurance Services, primarily from growth in the premium volume on two programs fronted by us for large, national carriers where we do not retain any of the underwriting risk;

•	12.6% increase in Program Management, primarily due to growth in our non-subscriber program and the commercial auto/small casualty program of our largest MGA;

•	15.8% increase in Commercial Lines, including a 26.4% increase in commercial liability; and

•	5.3% increase in Personal Lines, including a 21.2% increase in personal property premiums, primarily from our low-value dwelling initiative that included a growth of $5.6 million of gross written premiums, which offset a 15.4% decrease in personal auto premiums.

We did experience a decline in nonstandard and standard personal auto premiums that was expected as the margins in this product continue to be compressed through increasing competition and declining rates. We have purposefully decided not to compete heavily for this low-margin business. Therefore, our personal auto premiums declined by 15.4% in the six months ended June 30, 2006 as compared to the same period in 2005.

We also recently received approval from regulatory authorities in Texas and Louisiana for rate increases for personal property business to offset the increased costs of reinsurance. The increases were effective in the second quarter and will begin to affect net insurance premiums earned starting in the third quarter of 2006.

Net written premiums––Consolidated net written premiums for the six months ended June 30, 2006 were $138.3 million compared to $124.3 million in the same period in 2005, an increase of 11.3%. The difference in both the gross and net premiums is influenced by higher reinsurance costs following the heavy catastrophe losses from Hurricanes Katrina and Rita. The estimated additional cost for catastrophe and excess per risk reinsurance in the six months ended June 30, 2006 was approximately $4.8 million. For the 2006 year, Republic substantially replicated its 2005 catastrophe reinsurance covers and also increased the reinsurance protection to $100 million. These higher reinsurance costs were incurred beginning January 1, while the offsetting benefits from rate increases on the Company’s policies in Texas and Louisiana will not begin to be earned until later in 2006. Net written premiums also increased significantly in our Program Management segment due to our increased retention in the business produced by our largest unaffiliated MGA. The Insurance Services segment does not generate any net written or earned premiums since all business in this segment is 100% ceded pursuant to fronting arrangements with unaffiliated national or regional carriers.

Net insurance premiums earned––Net insurance premiums earned for the six months ended June 30, 2006 were $130.2 million compared to $116.4 million in the same period in 2005, an increase of 11.9%. Net earned premiums increased significantly in our Program Management segment due to our increased retention in the business produced by our largest unaffiliated MGA.

Investment income––Investment income for the six months ended June 30, 2006 was $7.2 million compared to $5.0 million in the same period in 2005, an increase of 41.7%. The increase primarily resulted from the higher invested asset base and increases in short-term interest rates. The annualized net investment yield on average invested assets, excluding our investment in Atlas, was 4.2% for the six months ended June 30, 2006 compared to 3.2% for the same period in 2005.

Other income––Other income for the six months ended June 30, 2006 was $3.3 million compared to $3.2 million in the same period in 2005, an increase of 2.2%. Other income from the Program Management segment declined 16.4% during the quarter primarily due to a change in the contractual basis for determining the fronting fee received from our largest MGA program, while other income from the Insurance Services segment increased 28.8% in part due to increased premium volume for fronting programs related to several large national carriers.

Expenses

Net losses and loss adjustment expenses incurred––Net losses and loss adjustment expenses incurred for the six months ended June 30, 2006 were $79.8 million compared to $67.0 million in the same period in 2005, an increase of 19.1%. The net loss ratio for the six months ended June 30, 2006 was 61.3% compared to 57.6% in the same period in 2005, an increase of 3.7 points.

•	The net ex-catastrophe loss ratio for the six months ended June 30, 2006 was 50.7% compared to 51.3% in the same period in 2005, a decrease of 0.6 points.

•	The net catastrophe loss ratio for the six months ended June 30, 2006 was 10.6% compared to 6.3% in the same period in 2005, an increase of 4.3 points.

We continued to process the few pending claims remaining from Hurricanes Katrina and Rita. Our previously reported estimated ultimate loss and loss adjustment expenses from Hurricanes Katrina and Rita of $45.3 million and $47.2 million, respectively, appear to be adequate since these estimates included the effects of contingencies such as a surge in demand for products and services. The financial effects of these storms remain well within the protections provided by our catastrophe reinsurance treaties as previously reported. Further, the support of our reinsurance partners continues to be exemplary and we have not experienced any collectibility issues regarding reinsurance recoverables. Our net reinsurance recoverable asset has now returned to pre-hurricane levels.

Underwriting, acquisition and operating expenses––Underwriting, acquisition and operating expenses for the six months ended June 30, 2006 were $49.7 million compared to $42.6 million in the same period in 2005, an increase of 16.6%. The net expense ratio for the six months ended June 30, 2006 was 38.2% compared to 36.6% for the same period in 2005, an increase of 1.6 percentage points. The moderate increase in the expense ratio was due to increased earned premiums offset by higher commissions and higher operating expenses associated with SOX compliance, new public company expenses and new technology costs.

Interest expense––Interest expense for the six months ended June 30, 2006 was $1.9 million compared to $1.5 million in the same period in 2005, an increase of 27.4%. The primary reason for the increase was the acquisition of the $20.0 million senior credit facility in late February 2005. In addition, rising interest rates on our floating rate debt contributed to the increase in interest expense.

Income

Underwriting results––Underwriting results for the six months ended June 30, 2006 were $0.6 million compared to $6.7 million in the same period in 2005, a decrease of $6.1 million. The total net combined ratio for the six months ended June 30, 2006 was 99.5% compared to 94.2% in the same period in 2005. The decrease is primarily due to:

•	higher-than-normal catastrophe losses;

•	higher reinsurance costs in 2006;

•	higher personal auto losses and increased personal and commercial property severities; and

•	costs of being a public company (particularly the cost of compliance with SOX) combined with other operating expense increases.

Higher catastrophe losses and four large ex-catastrophe commercial property fire losses in excess of $0.4 million resulted in the Commercial Lines segment combined ratio of 109.1% for the six months ended June 30, 2006. All other segments achieved underwriting profits for the six months ended June 30, 2006. We believe the balance in profit among our segments is important to our ability to manage fluctuations in market conditions, product underwriting cycles and weather conditions over the long run.

Income from continuing operations before income taxes, minority interest and equity in earnings of consolidated foreign insurance company––Income from continuing operations before income taxes, minority interest and equity in earnings of consolidated foreign insurance company for the six months ended June 30, 2006 was $9.0 million compared to $13.5 million for the same period in 2005, an decrease of 33.6%. The decrease was due primarily to the decline in underwriting results outpacing the increase in premiums and investment income.

Income tax expense––Income tax expense in the six months ended June 30, 2006 was $3.8 million compared to $4.7 million in the same period in 2005, a decrease of 19.4%. We generally pay tax at a 35% effective rate. The higher effective rate for the six months ended June 30, 2006 includes the effect of nondeductible amounts related to our share-based compensation plans. Income tax expense does not include any expense resulting from the equity in the earnings of our unconsolidated foreign insurance company or expense for the excess of the carrying value over the tax basis of our investment in the unconsolidated foreign insurance company as described in the next section.

Equity in earnings of unconsolidated foreign insurance company––Equity in earnings of unconsolidated foreign insurance company for the six months ended June 30, 2006 was $2.4 million compared to $1.5 million in the same period in 2005, an increase of 53.9%. The increase was driven primarily by Atlas’ improved investment results. Although Atlas’ investment performance has resulted in a higher equity share of their income over the prior year, we believe that the Mexican insurance industry is becoming increasingly competitive and that underwriting margins will be pressured in 2006.

We do not recognize a deferred tax liability for the excess of the carrying value over the tax basis of our investment in Atlas, since the difference is treated as a permanent difference under GAAP as prescribed by SFAS No. 109, Accounting for Income Taxes, and APB No. 23, Accounting for Income Taxes–Special Areas. Hence, a deferred tax liability has not been recognized in the accompanying condensed consolidated financial statements. If we no longer meet the indefinite reversal criterion, a deferred tax expense of approximately $2.9 million at June 30, 2006 would need to be recognized.

Minority interest––Minority interest for the six months ended June 30, 2006 was ($0.2) million. The minority interest is related to our 80% owned MGA that manages our low-value dwelling program, Republic Home Protectors, Inc.

Net income––Net income for the six months ended June 30, 2006 was $7.4 million compared to $10.3 million in the same period in 2005, a decrease of 28.7%. The drop in income essentially follows the decline in underwriting results.

Key Financial Measures

Return on average equity––Return on average equity for the six months ended June 30, 2006 was an annualized 8.6% compared to 12.1% for the same period in 2005. The return on average equity in 2006 was lower than the prior year due to lower net income.

Earnings per share––Basic and fully diluted earnings per share were $0.53 for the six months ended June 30, 2006. Reported basic and fully diluted earnings per share for the six months ended June 30, 2005 were $0.68. On June 30, 2006, the ESPP issued 14,515 shares. The issuance of shares under the ESPP in the future will have a dilutive impact on our earnings per share.

Other Consolidated Information

Stockholders’ Equity––Stockholders’ equity as of June 30, 2006 was $164.3 million compared to $164.5 million at December 31, 2005, or a decrease of $0.2 million. The principal elements of this decrease were: $7.4 million of income partially offset by an increase in net-of-tax unrealized losses of ($3.9) million from the investment portfolio as a result of rising interest rates and common stock dividends of $3.4 million; a change in net-of-tax foreign currency translation of ($1.2) million and an increase due to share-based compensation of $0.9 million.

Comprehensive Income––Comprehensive income for the six months ended June 30, 2006 was $2.2 million compared to $11.5 million for the same period in 2005, a decrease of 80.7%. Total comprehensive income in 2006 primarily included net income of $7.4 million, a net after tax unrealized investment loss of ($3.9) million and a foreign currency translation loss of ($1.2) million related to a change in the value of the Mexican peso relative to the U.S. dollar associated with our investment in unconsolidated foreign insurance company.

Consolidated Financial Condition

Balances due from reinsurance companies––Amounts due from reinsurers decreased $26.0 million from $217.2 million at December 31, 2005 to $191.2 million at June 30, 2006, primarily due to the collection of amounts associated with Hurricanes Katrina and Rita.

Liabilities for losses and loss adjustment expenses––Liabilities and loss adjustment expenses decreased $15.0 million from $315.2 million at December 31, 2005 to $300.2 million at June 30, 2006 primarily due to the settlement of claims liabilities related to the 2005 hurricanes. On a net basis, after reinsurance, the liability for losses and loss adjustment expenses was $118.1 million at June 30, 2006 compared to $111.7 million at December 31, 2005, an increase of $6.4 million. This increase was primarily attributable to higher retention in 2006 in our largest MGA program.

Share-Based Compensation––We adopted the provisions of SFAS No. 123R effective January 1, 2006. Since we recognized stock compensation expense using a fair-value approach under SFAS No. 123 following the approval of our share-based compensation plans, there was no material impact to our financial position or results of operations from the adoption of SFAS No. 123R.

INDEPENDENT AGENTS—PERSONAL LINES RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net insurance premiums earned	$31,989	$31,821	$63,085	$64,122
Net investment income	1,222	1,178	2,434	2,140
Net realized losses (gains)	(29)	33	(49)	33
Other income	384	414	793	828

Total revenues	33,566	33,446	66,263	67,123

Net losses and loss adjustment expenses incurred	23,310	22,221	39,808	35,394
Underwriting, acquisition and operating expenses:
Commissions	5,798	5,675	11,476	11,238
Other underwriting, acquisition and operating expenses	5,101	5,171	11,285	10,195

Total underwriting, acquisition and operating expenses	10,899	10,846	22,761	21,433

Total expense	34,209	33,067	62,569	56,827

Income (loss) from continuing operations before income taxes and minority interest	(643)	379	3,694	10,296
Income tax expense (benefit)	(149)	144	1,362	3,615
Minority interest	(116)	—	(159)	—

Net income (loss)	$(610)	$235	$2,173	$6,681

Key Measures:
Gross written premiums	$38,245	$35,636	$70,900	$67,347
Net written premiums	34,740	33,571	64,091	63,574
GAAP Ratios:
Net ex-catastrophe loss ratio	48.6%	50.8%	49.4%	44.6%
Net catastrophe loss ratio	24.3%	19.0%	13.7%	10.6%
Net expense ratio	34.1%	34.1%	36.1%	33.4%

Net combined ratio	107.0%	103.9%	99.2%	88.6%

Total assets	$226,243	$224,992	$226,243	$224,992

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

The Personal Lines segment accounted for 27.5% and 29.4% of our gross written premiums in the three months ended June 30, 2006 and 2005, respectively. This segment also accounted for 47.8% and 53.8% of our net insurance premiums earned in the second quarter of 2006 and 2005, respectively.

Revenues

Gross written premiums—Gross written premiums for the three months ended June 30, 2006 were $38.2 million compared to $35.6 million in the same period in 2005, an increase of 7.3%. The growth was primarily the result of:

•	a $2.6 million increase from our high margin, low-value dwelling initiative, which was not fully operational until the second quarter of 2005;

•	a 10.6% increase in property markets primarily due to the introduction of new insurance products, rate increases and new business opportunities from market disruptions in Texas; and

•	a 14.8% decrease in the highly competitive standard and nonstandard personal auto markets due to a conscious decision not to aggressively pursue this low-margin, highly competitive business.

The personal property market is increasingly competitive in parts of Texas and Louisiana that are less exposed to catastrophe losses. At the same time, there are other market disruptions in our geographic target area that we believe may provide opportunities to write additional premiums. We also introduced our new HO-3 policy form in Texas in the second quarter of 2006. This new product, which provides broader coverage, underwriting credits and pricing alternatives, combined with additional commission incentives and increased companion auto policy credits, should generate additional premiums for both our standard and low-value dwelling programs. We also introduced our low-value dwelling Guardian tier product in Louisiana that should be competitive with the FAIR plan.

We have also created a policy acceptance unit to assist agents in writing business with Republic following a major Texas personal property insurer being placed in receivership by the TDI. We anticipate additional growth in this segment as we pursue this opportunity.

Net written premiums—Net written premiums for the three months ended June 30, 2006 were $34.7 million compared to $33.6 million in the same period in 2005, an increase of 3.5%. The net written premiums growth in the personal property lines was impacted by the higher reinsurance costs (the bulk of the higher catastrophe reinsurance costs are allocated to the Personal Lines Segment) and the reductions in the personal auto lines.

Net insurance premiums earned—Net insurance premiums earned for the three months ended June 30, 2006 were $32.0 million compared to $31.8 million in the same period in 2005. We received approval for a 7.0% average increase for Texas homeowners and a 17.3% average increase for Louisiana personal property to offset the higher cost of reinsurance in the first quarter of 2006. These average increases vary by territory based upon actuarial justification. The impact on net insurance premiums earned from the approved increases in Texas and Louisiana should become significant starting in the third quarter 2006.

Expenses

Net losses and loss adjustment expenses incurred—Net losses and loss adjustment expenses incurred for the three months ended June 30, 2006 were $23.3 million compared to $22.2 million in the same period in 2005, an increase of 4.9%. The net total loss ratio for the three months ended June 30, 2006 was 72.9% compared to 69.8%, an increase of 3.1 points.

•	The net ex-catastrophe loss ratio for the three months ended June 30, 2006 was 48.6% compared to 50.8% in the same period in 2005, a decrease of 2.2 points.

•	The net catastrophe loss ratio for the three months ended June 30, 2006 was 24.3% compared to 19.0% in the same period in 2005, an increase of 5.3 points.

The primary drivers for the increased loss ratio are higher catastrophe losses partially reduced by an improvement in ex-catastrophe results in the second quarter of 2006. Personal auto also reported increases in its net loss ratio due to continually narrowing margins that are consistent with much of the personal auto market. Our low-value dwelling program continues to produce excellent results with a net loss ratio of 34.1%.

Underwriting, acquisition and operating expenses—Underwriting, acquisition and operating expenses for the three months ended June 30, 2006 were $10.9 million compared to $10.8 million in the same period in 2005, an increase of 0.5%. The expense ratio for this segment held constant at 34.1%.

Income

Underwriting results — Underwriting results for the three months ended June 30, 2006 were a loss of ($2.2) million compared to a loss of ($1.2) million in the same period in 2005, an increase of 78.2%. The net combined ratio for the second quarter 2006 was 107.0% compared to 103.9% for the same period in 2005, an increase of 3.1 percentage points. The increase is primarily due to an increase in the total net loss ratio by 3.1 points. The overall increase in gross written premiums was offset by increased costs of reinsurance and higher catastrophe experience, resulting in the decline in underwriting results.

Net income (loss)—Net loss for the three months ended June 30, 2006 was ($0.6) million compared to net income of $0.2 million in the same period in 2005. The decline can be attributed to less favorable underwriting results primarily caused by increased catastrophe losses and increased expenses due to being a public company.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

The Personal Lines segment accounted for 26.7% and 29.1% of our gross written premiums in the six months ended June 30, 2006 and 2005, respectively. This segment also accounted for 48.5% and 55.1% of our net insurance premiums earned in the six months ended June 30, 2006 and 2005, respectively.

Revenues

Gross written premiums— Gross written premiums for the six months ended June 30, 2006 were $70.9 million compared to $67.3 million in the same period in 2005, an increase of 5.3%. The growth was primarily caused by:

•	a $5.6 million increase for our high margin-low value dwelling initiative, which was not fully operational until the second quarter of 2005;

•	a 7.0% increase in property primarily due to the introduction of new insurance products and rate increases; and

•	a 15.4% decrease in the highly competitive standard and nonstandard personal auto markets due to a conscious decision not to aggressively pursue this low-margin and highly competitive business.

The personal property market is increasingly competitive in parts of Texas and Louisiana that are less exposed to catastrophe losses. At the same time, there are other market disruptions in our geographic target area that we believe may provide opportunities to write additional premiums. We have introduced several new policy forms in our standard and low-value dwelling business and established a policy acceptance unit to take advantage of several market opportunities.

Net written premiums—Net written premiums for the six months ended June 30, 2006 were $64.1 million compared to $63.6 million in the same period in 2005, an increase of 0.8%. The net written premium growth in the personal property lines was impacted by the higher reinsurance costs (the bulk of the higher catastrophe reinsurance costs are allocated to the Personal Lines segment) and the reductions in the personal auto lines.

Net insurance premiums earned—Net insurance premiums earned for the six months ended June 30, 2006 were $63.1 million compared to $64.1 million in the same period in 2005, a decrease of 1.6%. We received approval for a 7.0% average increase for Texas homeowners and a 17.3% average increase for Louisiana personal property to offset the higher cost of reinsurance. These average increases vary by territory based upon actuarial justification. The impact on net insurance premiums earned from the approved increase in Texas and Louisiana should become significant starting with the third quarter of 2006. Additionally, the earned effect of new business in our low-value dwelling program and other new personal property business will accelerate as the year progresses.

Expenses

Net losses and loss adjustment expenses incurred—Net losses and loss adjustment expenses incurred for the six months ended June 30, 2006 were $39.8 million compared to $35.4 million in the same period in 2005, an increase of 12.5%. The total net loss ratio for the six months ended June 30, 2006 was 63.1% compared to 55.2%, an increase of 7.9 percentage points.

•	The net ex-catastrophe loss ratio for the six months ended June 30, 2006 was 49.4% compared to 44.6% in the same period in 2005, an increase of 4.8 percentage points.

•	The net catastrophe loss ratio for the six months ended June 30, 2006 was 13.7% compared to 10.6% in the same period in 2005, an increase of 3.1 percentage points.

The primary drivers of the higher loss ratio are higher personal auto losses, increased average loss severity and higher demand for materials and contractors from hurricane claims. The latter factor has also impacted the cost of subsequent non-catastrophe related losses. Our low-value dwelling program continues to produce excellent results with a net loss ratio of 33.3%. Personal auto also reported increases in its net loss ratio due continually narrowing margins that are consistent with much of the personal auto market. Catastrophe losses for this segment are higher than historical patterns and the prior year.

Underwriting, acquisition and operating expenses—Underwriting, acquisition and operating expenses for the six months ended June 30, 2006 were $22.8 million compared to $21.4 million in the same period in 2005, an increase of 6.2%. The expense ratio for this segment was 36.1% in the six months ended June 30, 2006 compared to 33.4% for the same period in 2005. The increase primarily from the costs of implementing SOX and additional costs associated with being a public company.

Income

Underwriting results—Underwriting results for the six months ended June 30, 2006 were $0.5 million compared to $7.3 million in the same period in 2005. The net combined ratio for the first six months ended June 30, 2006 was 99.2% compared to 88.6% for the same period in 2005, an increase of 10.6 percentage points. The increase can be attributable to several factors including: higher reinsurance costs not yet recovered through rate increases; increases in the loss ratios of both personal property and personal auto; and increases in the expense ratio caused by the additional costs of being a public company.

Net income—Net income for the six months ended June 30, 2006 of 2006 was $2.2 million compared to $6.7 million in the same period in 2005, a decrease of 67.5%. The decline can be attributed to less favorable underwriting results primarily caused by increased catastrophe losses and increased expenses due to being a public company.

INDEPENDENT AGENTS—COMMERCIAL LINES RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net insurance premiums earned	$19,229	$16,987	$36,590	$33,384
Net investment income	1,257	901	2,452	1,589
Net realized losses (gains)	(30)	24	(50)	24
Other income	53	51	100	97

Total revenues	20,509	17,963	39,092	35,094

Net losses and loss adjustment expenses incurred	15,079	9,842	24,347	20,701
Underwriting, acquisition and operating expenses:
Commissions	3,317	3,127	6,701	6,030
Other underwriting, acquisition and operating expenses	4,378	3,976	8,874	7,481

Total underwriting, acquisition and operating expenses	7,695	7,103	15,575	13,511

Total expense	22,774	16,945	39,922	34,212

Income (loss) from continuing operations before income taxes	(2,265)	1,018	(830)	882
Income tax expense (benefit)	(854)	358	(354)	310

Net income (loss)	$(1,411)	$660	$(476)	$572

Key Measures:
Gross written premiums	$25,649	$21,044	$47,351	$40,894
Net written premiums	22,087	18,363	40,516	35,784
GAAP Ratios:
Net ex-catastrophe loss ratio	53.4%	55.8%	52.2%	60.3%
Net catastrophe loss ratio	25.0%	2.1%	14.3%	1.7%
Net expense ratio	40.0%	41.8%	42.6%	40.5%

Net combined ratio	118.4%	99.7%	109.1%	102.5%

Total assets	$172,922	$161,736	$172,922	$161,736

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

The Commercial Lines segment represents 18.4% and 17.4% of our gross written premiums for the three-month periods ended June 30, 2006 and June 30, 2005, respectively. This segment also represents 28.7% of our net insurance premiums earned for the first three months in 2006 and 2005.

Revenues

Gross written premiums—Gross written premiums for the three months ended June 30, 2006 were $25.6 million compared to $21.0 million in the same period in 2005, an increase of 21.9%. The increase occurred as the result of well-diversified growth in target markets primarily in Texas and Louisiana, including our farm and ranch program. The increase was primarily due to a:

•	30.7% increase in our commercial liability business;

•	19.2% increase in our commercial auto business; and

•	$1.9 million increase in workers compensation business.

The commercial lines market continues to soften and is increasingly competitive in most market areas, except for commercial property risks located in catastrophe-prone areas. We recently released our new farm and ranch internet-based application and quoting system (FarmLink) and a new package policy (RePak) primarily for commercial risks in small-medium sized markets. RePak also features an internet-based rating and binding capability. We believe these new products will enable us to continue growing our commercial book of business.

Net written premiums––Net written premiums for the three months ended June 30, 2006 were $22.1 million compared to $18.4 million in the same period in 2005, an increase of 20.3%. The cost of reinsurance increased for the Commercial Lines segment, although the cost was much smaller than the cost allocated to the Personal Lines segment.

Net insurance premiums earned––Net insurance premiums earned for the three months ended June 30, 2006 were $19.2 million compared to $17.0 million in the same period in 2005, an increase of 13.2%. The growth in net insurance premiums earned also reflects the significant increase in written premiums that occurred in the second half of 2005.

Expenses

Net losses and loss adjustment expenses incurred––Net losses and loss adjustment expenses incurred for the three months ended June 30, 2006 were $15.1 million compared to $9.8 million in the same period in 2005, an increase of 53.2%. The net loss ratio for the three months ended June 30, 2006 was 78.4% compared to 57.9% in the same period in 2005, an increase of 20.5 percentage points.

•	The net ex-catastrophe loss ratio for the three months ended June 30, 2006 was 53.4% compared to 55.8% in the same period in 2005, an improvement of 2.4 points.

•	The net catastrophe loss ratio for the three months ended June 30, 2006 was 25.0% compared to 2.1% in the same period in 2005, an increase of 22.9 points.

We experienced an unusually high number of weather-related catastrophe loss events during the second quarter of 2006 that caused the Commercial Lines net catastrophe loss ratio to be the highest it has ever been. The average net catastrophe loss ratio for the second quarter since the year 2000 is 12.1%. The ex-catastrophe ratio improved in every product line except for commercial property. We believe the decline in the ex-catastrophe ratio is a good indicator of future profitability.

Underwriting, acquisition and operating expenses––Underwriting, acquisition and operating expenses for the three months ended June 30, 2006 were $7.7 million compared to $7.1 million in the same period in 2005, an increase of 8.3%. The net expense ratio for the three months ended June 30, 2006 was 40.0% compared to 41.8% in the same period in 2005, an improvement of 1.8 percentage points.

Income

Underwriting results––Underwriting results for the three months ended June 30, 2006 were a loss of ($3.5) million compared to essentially a break-even result in the same period in 2005. The net combined ratio for the three month period ended June 30, 2006 was 118.4% compared to 99.7% in the prior period, an increase of 18.7 percentage points. Record commercial lines catastrophe losses were the primary source of the decrease in the underwriting results and increase in the net combined ratio.

Net income (loss)––Net loss for the three months ended June 30, 2006 was ($1.4) million compared to net income of $0.7 million in the same period in 2005. Exceptionally high weather-related catastrophe losses negated significant premium growth and a modest improvement in ex-catastrophe losses experience.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

Commercial Lines segment represents 17.8% and 17.6% of our gross written premiums for the six-month periods ended June 30, 2006 and June 30, 2005, respectively. This segment also represents 28.1% and 28.7% of our net insurance premiums earned for the first six months in 2006 and 2005, respectively.

Revenues

Gross written premiums––Gross written premiums for the six months ended June 30, 2006 were $47.4 million compared to $40.9 million in the same period in 2005, an increase of 15.8%. The increase occurred as the result of well-diversified growth in target markets primarily in Texas and Louisiana, including our farm and ranch program. We achieved gross written premiums growth in all lines including a 26.4% increase in commercial liability, a 27.5% increase in workers compensation and a 13.7% increase in commercial auto. Commercial property and farm and ranch grew at more modest rates.

The commercial lines market continues to soften and is becoming increasingly competitive in most market areas, except for commercial property risks located in catastrophe-prone areas. We believe that new products and our controlled expansion into Louisiana and New Mexico will enable us to continue growing our commercial book of business.

Net written premiums––Net written premiums for the six months ended June 30, 2006 were $40.5 million compared to $35.8 million in the same period in 2005, an increase of 13.2%. The cost of reinsurance increased for the Commercial Lines segment, although the cost was much smaller than the cost allocated to the Personal Lines segment.

Net insurance premiums earned––Net insurance premiums earned for the six months ended June 30, 2006 were $36.6 million compared to $33.4 million in the same period in 2005, an increase of 9.6%. The increase follows the growth in written premium.

Expenses

Net losses and loss adjustment expenses incurred––Net losses and loss adjustment expenses incurred for the six months ended June 30, 2006 were $24.3 million compared to $20.7 million in the same period in 2005, an increase of 17.6%. The net loss ratio for the six months ended June 30, 2006 was 66.5% compared to 62.0% in the same period in 2005, an increase of 4.5 points.

•	The net ex-catastrophe loss ratio for the six months ended June 30, 2006 was 52.2% compared to 60.3% in the same period in 2005, an improvement of 8.1 points.

•	The net catastrophe loss ratio for the six months ended June 30, 2006 was 14.3% compared to 1.7% in the same period in 2005, an increase of 12.6 points.

The increase in the net loss ratio was primarily due to increased weather-related catastrophe loss events especially in the commercial property lines. The ex-catastrophe loss ratio improved in every product line except for the commercial property business where four large fire losses (greater than $0.4 million) occurred during the first six months of 2006.

Underwriting, acquisition and operating expenses––Underwriting, acquisition and operating expenses for the six months ended June 30, 2006 were $15.6 million compared to $13.5 million in the same period in 2005, an increase of 15.3%. The net expense ratio for the six months ended June 30, 2006 was 42.6% compared to 40.5% in the same period in 2005, an increase of 2.1 percentage points. Expenses in 2006 are higher due to higher technology costs incurred for systems supporting the commercial line products prior to realizing the anticipated productivity benefits and due to the expenses associated with the implementation of SOX.

Income

Underwriting results––Underwriting results for the six months ended June 30, 2006 were a loss of ($3.3) million compared to a loss of ($0.8) million in the same period in 2005. The net combined ratio for the six months ended June 30, 2006 was 109.1% compared to 102.5% in the same period in 2006, an increase of 6.6 percentage points. The increase was primarily due to higher weather catastrophe loss events in the second quarter of 2006.

Net income (loss)––Net loss for the six months ended June 30, 2006 of 2006 was ($0.5) million compared to net income of $0.6 million in the same period in 2005. Premium growth and increased investment income were overshadowed by record catastrophe experience and slightly higher operating expenses.

PROGRAM MANAGEMENT RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net insurance premiums earned	$15,715	$10,388	$30,495	$18,864
Net investment income	1,051	572	2,037	1,096
Net realized losses (gains)	(25)	17	(41)	17
Other income	521	653	1,021	1,222

Total revenues	17,262	11,630	33,512	21,199

Net losses and loss adjustment expenses incurred	8,199	5,286	15,686	10,935
Underwriting, acquisition and operating expenses:
Commissions	4,368	2,944	8,795	4,804
Other underwriting, acquisition and operating expenses	1,436	1,429	2,916	2,847

Total underwriting, acquisition and operating expenses	5,804	4,373	11,711	7,651

Total expense	14,003	9,659	27,397	18,586

Income from continuing operations before income taxes	3,259	1,971	6,115	2,613
Income tax expense	1,827	685	2,822	910

Net income	$1,432	$1,286	$3,293	$1,703

Key Measures:
Gross written premiums	$33,138	$30,947	$66,586	$59,119
Net written premiums	17,746	13,548	33,694	24,927
GAAP Ratios:
Net loss ratio	52.2%	50.9%	51.4%	58.0%
Net expense ratio	36.9%	42.1%	38.4%	40.6%

Net combined ratio	89.1%	93.0%	89.8%	98.6%

Total assets	$226,576	$195,219	$226,576	$195,219

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

The Program Management segment accounted for 23.8% and 25.6% of our gross written premiums in the three months ended June 30, 2006 and June 30, 2005, respectively. This segment also accounted for 23.5% and 17.5% of our net insurance premiums earned in the three-month periods ended June 30, 2006 and June 30, 2005, respectively.

Revenues

Gross written premiums––Gross written premiums for the three months ended June 30, 2006 were $33.1 million compared to $30.9 million in the same period in 2005, an increase of 7.1%. The increase is primarily due to the development of our program for voluntary non-subscribers to the Texas Workers’ Compensation system and growth in the commercial auto/small casualty premiums produced by Texas General Agency (“TGA”), our long-standing and largest MGA relationship. The non-subscriber program was implemented in the second quarter of 2005 and generated $1.6 million gross written premiums in the second quarter of 2006. The gross written premium in the TGA program increased to $29.5 million from $28.1 million for the same period in 2005.

Net written premiums––Net written premiums for the three months ended June 30, 2006 were $17.7 million compared to

$13.5 million in the same period in 2005, an increase of 31.0%. The increase is primarily due to our increased retention of the business produced by TGA (50% in 2006 compared to 40% in 2005) and growth in the non-subscriber program.

Net insurance premiums earned––Net insurance premiums earned for the three months ended June 30, 2006 were $15.7 million compared to $10.4 million in the same period in 2005, an increase of 51.3%. The increase in premiums earned is largely attributable to the increased retention of the TGA program over the past two years.

Other income––Other income for the three months ended June 30, 2006 was $0.5 million compared to $0.7 million in the same period in 2005, a decrease of 20.2%. Other income represents fronting fees retained for unaffiliated MGA programs and is presented net of expenses associated with the production of these fees. Fronting fees for the second quarter of 2006 were $0.7 million, less fronting fee expense of $0.2 million for a net total of $0.5 million. Fronting fees for the second quarter of 2005 were $0.8 million, less fronting fee expense of $0.2 million for a net total of $0.6 million. Fronting fees declined slightly in the second quarter of 2006 compared to the same period in 2005 due to a change in the fronting fee arrangement with TGA.

Expenses

Net losses and loss adjustment expenses incurred––Net losses and loss adjustment expenses incurred for the three months ended June 30, 2006 were $8.2 million compared to $5.3 million in the same period in 2005, an increase of 55.1%. The net loss ratio for the three months ended June 30, 2006 was 52.2% compared to 50.9%, an increase of 1.3 percentage points. The increase in loss dollars is due to the increased retention for the TGA program. In actuality, the TGA business reflects an improved loss ratio, which in turn allows for higher commissions.

Underwriting, acquisition and operating expenses––Underwriting, acquisition and operating expenses for the three months ended June 30, 2006 were $5.8 million compared to $4.4 million in the same period in 2005, an increase of 32.7%. The net expense ratio for the three month period ended June 30, 2006 declined to 36.9% from 42.1% in the same period in 2005, a decrease of 5.2 percentage points. Commission expense is 48.4% higher, primarily due to the increased retention in the TGA program.

Income

Underwriting results––Underwriting results for the three months ended June 30, 2006 were $1.7 million compared to $0.7 million in the same period in 2005, an increase of 134.8%. The net combined ratio for the period was 89.1% compared to 93.0% for the same period in 2005, a decrease of 3.9 percentage points. The improvement was due improved results of the TGA business combined with profitable growth in the non-subscriber program.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

The Program Management segment accounted for 25.1% and 25.5% of our gross written premiums in the six months ended June 30, 2006 and June 30, 2005, respectively. The segment also accounted for 23.4% and 16.2% of our net insurance premiums earned in the six-month periods ended June 30, 2006 and June 30, 2005, respectively.

Revenues

Gross written premiums––Gross written premiums for the six months ended June 30, 2006 were $66.6 million compared to $59.1 million in the same period in 2005, an increase of 12.6%. The increase was primarily due to the development of our program for non-subscribers that began in 2005 and growth in the commercial auto/small casualty premiums produced by TGA. The non-subscriber program generated $4.3 million in the six months ended June 30, 2006 compared to $0.5 million for the same period in 2005, and the TGA program increased to $58.5 million from $54.1 million for the same period in 2005.

Net written premiums––Net written premiums for the six months ended June 30, 2006 were $33.7 million compared to $24.9 million in the same period in 2005, an increase of 35.2%. The increase in net premiums is primarily because of our increased retention of the business produced by TGA and growth in the non-subscriber program.

Net insurance premiums earned––Net insurance premiums earned for the six months ended June 30, 2006 were $30.5 million compared to $18.9 million in the same period in 2005, an increase of 61.7%. The increase is primarily due to increased retention of business produced by TGA and the non-subscriber program.

Other income––Other income for the six months ended June 30, 2006 was $1.0 million compared to $1.2 million in the same period in 2005, a decrease of 16.4%. Fronting fees for the six month period ended June 30, 2006 were $1.4 million, less fronting fee expense of $0.4 million for a net total of $1.0 million. Fronting fees for the first six month period ended June 30, 2005 were $1.6 million, less fronting fee expense of $0.4 million for a net total of $1.2 million. Fronting fees declined slightly in the six months ended June 30, 2006 compared to the same period in 2005 due to a change in the fronting fee arrangement with TGA.

Expenses

Net losses and loss adjustment expenses incurred––Net losses and loss adjustment expenses incurred for the six months ended June 30, 2006 were $15.7 million compared to $10.9 million in the same period in 2005, an increase of 43.4%. The net loss ratio was 51.4% for the six months ended June 30, 2006 compared with 58.0% in the same period in 2005, an improvement of 6.6%.

Underwriting, acquisition and operating expenses––Underwriting, acquisition and operating expenses for the six months ended June 30, 2006 were $11.7 million compared to $7.7 million in the same period in 2005, an increase of 53.1%. The expense ratio for this segment was 38.4% for the six months ended June 30, 2006 compared with 40.6% for the same period in 2005, a decrease of 2.2 percentage points.

Income

Underwriting results––Underwriting results for the six months ended June 30, 2006 were $3.1 million compared to $0.3 million in the same period in 2005, an increase of $2.8 million. The net combined ratio for the six month period ended June 30, 2006 was 89.8% compared to 98.6%, a decrease of 8.8 percentage points. The 8.8 percentage point improvement is attributable to the significant improvement in the total net loss ratio, primarily in the TGA program combined with growth in the non-subscriber program with corresponding favorable loss experience.

INSURANCE SERVICES AND CORPORATE RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net investment income	$112	$76	$231	$224
Net realized (losses) gains	(2)	1	(3)	2
Other income	631	514	1,356	1,053

Total revenues	741	591	1,584	1,279

Underwriting, acquisition and operating expenses	(179)	39	(335)	34
Interest expense	988	775	1,923	1,510

Total expense	809	814	1,588	1,544

Loss from continuing operations before income taxes and equity in earnings of consolidated foreign insurance company	(68)	(223)	(4)	(265)
Income tax benefit	(25)	(71)	(2)	(86)
Equity in earnings of unconsolidated foreign insurance company	1,073	838	2,371	1,541

Net income	$1,030	$686	$2,369	$1,362

Key Measures:
Gross written premiums	$42,167	$33,440	$80,661	$64,392
Total assets	191,773	183,453	191,773	183,453

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30, 2005

The Insurance Services segment accounted for 30.3% and 27.6% of our gross written premiums in the second quarters of 2006 and 2005, respectively.

Revenues

Gross written premiums––Gross written premiums for the three months ended June 30, 2006 were $42.2 million compared to $33.4 million in the same period in 2005, an increase of 26.1%. The premiums come from fronting programs generally for national or regional carriers. The largest program generated an increase in gross written premium of 49.4% over the same quarter in 2005. The second largest program increased 15.7% over the same quarter in 2005. The third largest program in the second quarter of 2005 declined by 37.6% in the same period in 2006; however, that decline was offset by 46.2% growth in a similar sized program during the second quarter of 2006.

Other income––Other income for the three months ended June 30, 2006 was $0.6 million compared to $0.5 million in the same period in 2005, an increase of 22.8%. Other income primarily represents fronting fees received from national or regional insurance carriers. Fee income is presented net of our expenses associated with producing this business. Other income for the second quarter 2006 included fronting fees of $0.8 million, less expenses of $0.2 million for a net total of $0.6 million. Other income for the same period in 2005 included fronting fees of $0.6 million, less expenses of $0.1 million for a net total of $0.5 million. The increase in 2006 parallels the increase in gross written premiums. Other income also includes net miscellaneous other income, including sales of certain unused assets.

Expenses

Underwriting, acquisition and operating expenses––Underwriting, acquisition and operating expenses for the three months ended June 30, 2006 were a credit of ($0.2) million compared to an expense of $0.04 million in the same period in 2005. There are no underwriting or acquisition expenses associated with this segment since there is no underwriting retention. Total expenses for this segment generally show as credits or as minimal net expenses due to the nature of intercompany leasing arrangements of certain fixed assets. The increase in the credit for the second quarter of 2006 compared to the same period in 2005 is primarily due to the increase in fixed assets related to our relocation to a new home office late in the first quarter of 2005. The amounts reflect a full quarter of activity in 2006. All intercompany transactions are eliminated in consolidation.

Income

Net income––Net income for the three months ended June 30, 2006 of 2006 was $1.0 million compared to $0.7 million in the same period in 2005, an increase of 50.1%. The increase in income was primarily due to growth in the equity earnings of our unconsolidated foreign insurance company and increased fronting fee income offset by increased interest expense.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

The Insurance Services segment accounted for 30.4% and 27.8% of our gross written premiums in the six months ended June 30, 2006 and June 30, 2005, respectively.

Revenues

Gross written premiums––Gross written premiums for the six months ended June 30, 2006 were $80.7 million compared to $64.4 million in the same period in 2005, an increase of 25.3%. The largest program generated an increase in gross written premiums of 48.4% over the same period in 2005. The second largest program increased 11.5% over the same period in 2005. The third largest program in the second period of 2005 declined by 37.5% in the same period in 2006; however, that decline was offset by a 42.1% growth in a similar sized program during the first six months of 2006.

Other income––Other income for the six months ended June 30, 2006 was $1.4 million compared to $1.1 million in the same period in 2005, an increase of 28.8%. Fronting fees for the six month period ended June 30, 2006 were $1.6 million, less expenses of $0.5 million for a net total of $1.1 million. Fronting fees for the same period in 2005 were $1.3 million, less expenses of $0.3 million for a net total of $1.0 million. The increase in 2006 parallels the increase in gross written premiums.

Other income also includes net miscellaneous other income, including sales of certain unused assets.

Expenses

Underwriting, acquisition and operating expenses––Underwriting, acquisition and operating expenses for the six months ended June 30, 2006 were a credit of ($0.3) million compared to an expense of $0.03 million in the same period in 2005. The increase in the credit for the six months ended June 30, 2006 compared to the same period in 2005 is primarily due to the increase in fixed assets related to our relocation to a new home office late in the first quarter of 2005. The amounts reflect a full quarter of activity in 2006. All intercompany transactions are eliminated in consolidation.

Income

Net income––Net income for the six months ended June 30, 2006 were $2.4 million compared to $1.4 million in the same period in 2005, an increase of 73.9%. The increase is essentially due to growth in the equity earnings of our unconsolidated foreign insurance company and increased fronting fees income offset by higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Republic Companies Group, Inc. is a holding company with no business operations of its own. Consequently, our ability to pay dividends to stockholders, meet debt service obligations, pay taxes and pay administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates. Generally, we do not have any restrictions on the payment of dividends by our non-insurance company subsidiaries and affiliates other than state corporate laws regarding solvency and those imposed pursuant to the terms of our senior debt credit facility. As a result, our non-insurance company subsidiaries and affiliates generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate obligations, such as debt service payments and to pay stockholder dividends. We had $4.5 million and $5.4 million of cash and short-term invested assets at our holding company and our non-insurance company subsidiaries as of June 30, 2006 and December 31, 2005, respectively.

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

Sources of funds consist primarily of net premiums received, commission fronting fee income, collected reinsurance recoverables on hurricane losses, net investment income and proceeds from the sales and maturity of investments. Funds are used primarily to pay claims, operating expenses, purchase investments and pay dividends. The Company generated net cash in operations of $6.2 million for the six months ended June 30, 2006. The primary source of funds from operations during the first six months of 2006 was the collection of reinsurance recoverables and growth in unearned premium. The Company’s management believes that we have adequate financial resources to satisfy all claims and meet all other cash needs for the next 12 months.

Investment Portfolio

Our primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. BlackRock Financial Management, Inc. (“BlackRock”) manages all of our fixed-income investments except for certain short-term investments that we manage internally and are intended to meet near-term operating cash requirements. Our investment portfolio has an average duration of 3.5 years that provides a high degree of liquidity since it is comprised principally of readily marketable fixed income and short-term securities. We review our investment portfolio with BlackRock monthly to ensure compliance with our investment guidelines. The net annualized net investment yield on average invested assets, excluding our investment in Atlas, was 4.2% for the six month period ended June 30, 2006 compared to 3.2% for the same period in 2005.

Fixed investments are classified as available-for-sale and we report these securities at their estimated fair values based on quoted market prices. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income, and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income (loss) in stockholder’s equity, net of deferred taxes. We regularly evaluate our investment portfolio to identify other-than-temporary impairments of individual securities. We consider many factors in determining if an other-than-temporary impairment exists, including:

•	the length of time and extent to which the fair value of the security has been less than cost;

•	the financial condition and near-term prospects of the issuer of the security; and

•	our ability and intent to hold the security until the fair value is expected to recover.

While higher interest rates are expected to continue to increase the number of fixed-maturity holdings trading below 100% of amortized cost, lower fixed-maturity security values caused by interest rate changes would not necessarily signal a decline in credit quality. We believe we have the ability to hold most fixed maturity investments until maturity because of our historical cash flow experience with catastrophe events, operating results, regulatory surplus and cash flows.

The fair value of our fixed maturity investments available for sale was $294.7 million as of June 30, 2006 compared to $298.2 million as of December 31, 2005, a decrease of $3.5 million, or 1.2%. Net change in unrealized investment losses before tax was $6.1 million for the six month period ended June 30, 2006. The unrealized losses are largely attributable to market price changes due to interest rate increases since the investments were purchased, and are not considered to be impaired, temporary or otherwise, given our ability and intent to hold the securities to recovery. None of our fixed maturities trade below 80% of their amortized cost. The following table summarizes fixed maturities available for sale (dollars in thousands):

	As of June 30, 2006			As of December 31, 2005
	Amortized Cost	Estimated Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain/(Loss)
Percent trading of amortized cost:
below 80%	$—	$—	$—	$—	$—	$—
between 80% to less than 100%	301,727	290,525	(11,202)	262,946	257,421	(5,525)
100% or above	4,036	4,198	162	40,211	40,748	537

Total	$305,763	$294,723	$(11,040)	$303,157	$298,169	$(4,988)

The following table represents our fixed maturities available for sale, in an unrealized loss position by amount of time in a continuous unrealized loss positions (dollars in thousands):

	As of June 30, 2006
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$44,093	$(1,351)	$10,777	$(219)	$54,870	$(1,570)
Obligations of states and political subdivisions	1,623	(73)	2,167	(58)	3,790	(131)
Corporate securities	57,762	(2,519)	65,222	(2,581)	122,984	(5,100)
Mortgage and asset backed securities	70,521	(2,676)	38,360	(1,725)	108,881	(4,401)

Total	$173,999	$(6,619)	$116,526	$(4,583)	$290,525	$(11,202)

	As of December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$32,802	$(238)	$3,768	$(102)	$36,570	$(340)
Obligations of states and political subdivisions	—	—	3,837	(92)	3,837	(92)
Corporate securities	59,018	(1,168)	52,952	(1,565)	111,970	(2,733)
Mortgage and asset backed securities	69,900	(1,244)	35,144	(1,116)	105,044	(2,360)

Total	$161,720	$(2,650)	$95,701	$(2,875)	$257,421	$(5,525)

The following table represents our fixed maturities available for sale classified by credit quality (dollars in thousands):

		As of June 30, 2006				As of December 31, 2005
	Rating	Amortized Cost	Fair Value	% of Total Fair Value	Unrealized Gain/ (Loss)	Amortized Cost	Fair Value	% of Total Fair Value	Unrealized Gain/ (Loss)
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	AAA	$59,595	$58,153	19.7%	$(1,442)	$42,997	$42,906	14.4%	$(91)
Obligations of states and political subdivisions	AAA	4,152	4,024	1.4%	(128)	4,160	4,074	1.4%	(86)
Corporate securities	A	99,004	95,259	32.3%	(3,745)	97,973	95,831	32.1%	(2,142)
Corporate securities	BBB	29,078	27,724	9.4%	(1,354)	27,525	27,095	9.1%	(430)
Mortgage and asset backed securities	AAA	113,600	109,223	37.1%	(4,377)	130,154	127,909	42.9%	(2,245)
Mortgage and asset backed securities	BBB	334	340	0.1%	6	348	354	0.1%	6

Total		$305,763	$294,723	100.0%	$(11,040)	$303,157	$298,169	100.0%	$(4,988)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the six months ended June 30, 2006. Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are mainly exposed to changes in interest rates that affect the fair value of our investments in fixed maturity securities. Based on our average portfolio duration of 3.5 years, we estimate that a 50-basis point increase in interest rates would result in an unrealized investment of loss, net of tax, of approximately $4.0 million.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Hurricane Katrina Litigation

One of the Company’s subsidiaries is currently defending a statewide putative class action lawsuit pending in the District Court of the Parish of Orleans, Louisiana filed on April 12, 2006 in the aftermath of Hurricane Katrina. The plaintiffs generally allege that Republic Fire and Casualty Insurance Company and other unaffiliated insurer defendants breached their policies by failing to pay the face value of policies to insureds who sustained a total loss of their homes and improvements in part as a result of a non-covered loss from Hurricane Katrina. Plaintiffs seek to recover face value of the policies regardless of the anti-concurrence provisions of the Company’s policies or the fact the Company timely paid covered losses in accordance with the policies’ provisions. This lawsuit seeks declaratory relief and unspecified monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development, and the Company is defending it vigorously. No class has been certified in this matter. The Company cannot at this time predict the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

Hurricane Rita Litigation

One of the Company’s subsidiaries is currently defending a statewide putative class action lawsuit pending in the District Court of the Parish of Calcasieu, Louisiana filed on July 20, 2006 in the aftermath of Hurricane Rita, and the Company was served on August 7, 2006. The plaintiffs generally allege that Republic Fire and Casualty Insurance Company breached its policies by improperly adjusting and paying claims over the last ten years. These plaintiffs also alleged bad faith claims handling practices. This lawsuit seeks declaratory relief and unspecified monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development. The Company plans to defend it vigorously. No class has been certified in this matter. The Company cannot at this time predict the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

Other Litigation

The Company and its subsidiaries are parties to various other lawsuits incidental to and arising in the ordinary course of their businesses. The Company believes that there are meritorious defenses to all of these lawsuits and is defending them vigorously. The Company believes that resolution of its pending litigation, other than the Hurricanes Katrina and Rita litigation, for which it is too early to predict, will not, individually or in the aggregate, have a material adverse effect on the Company’s financial position. However, given the unpredictability of litigation, there can be no assurance that any litigation will not have a material adverse effect on the Company’s financial results for any given period.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risks described in Part I, “Item IA. Risk Factors,” contained in our Annual Report on Form 10-K for the period ending December 31, 2005, which could impair our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations.

As described in Note 11 to our Condensed Consolidated Financial Statements and in the “Recent Developments” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, we entered into a definitive merger agreement pursuant to which a subsidiary of Delek Capital Ltd. (“Delek”) would acquire all of the outstanding shares of the Company for $20.40 in cash. The transaction is expected to close by the end of 2006, subject to certain conditions, including approval by the Company’s stockholders and customary regulatory approvals. As the result of this proposed transaction, we are exposed to new risks that could impact our business, financial position or results of operations, particularly if the transaction is delayed or not completed. These additional risks include, but may not be limited to:

If the proposed merger is not completed, our business could be materially and adversely affected, and our stock price could decline

The merger is subject to customary closing conditions, including the approval by the holders of a majority of our outstanding common stock, certain regulatory agencies and other closing conditions. Therefore, the merger may not be completed or may not be completed in the expected time period. If the merger agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. In addition, our stock price may be adversely affected because we have incurred and will continue to incur significant expenses related to the merger prior to its closing that will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Delek a termination fee of $9.0 million and reimburse Delek for its expenses in connection with the merger, up to a maximum of $1.5 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected, making it more difficult to retain employees and existing customers and to generate new business.

The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations.

While the merger proposal is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with our partners and customers may detract from our ability to grow revenues and minimize costs;

•	an unfavorable change in our A.M. Best rating could cause our revenues and earnings to decrease;

•	some of our employees may choose to terminate their employment with us during this period of uncertainty, thereby disrupting the quality of our service;

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities; and

•	we have incurred and will continue to incur significant expenses related to the merger prior to its closing.

The “no solicitation” restrictions and the termination fee provisions in the merger agreement may discourage other companies from trying to acquire us.

While the merger agreement is in effect, subject to specified exceptions, we are prohibited from entering into or soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Delek. In addition, in the merger agreement, we agreed to pay a termination fee to Delek in specified circumstances. These provisions could discourage other parties from trying to acquire our company even though those other parties might be willing to offer greater value to our stockholders than Delek has offered in the merger agreement. The merger agreement does not, however, prohibit us or our board of directors from considering and potentially approving an unsolicited superior proposal from a third party, if we and our board of directors comply with the applicable provisions of the merger agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 17, 2006. Matters submitted to stockholders at the meeting and the voting results thereof were as follows:

Election of Directors. The stockholders of the Company elected each of the director nominees proposed by the Company’s Board of Directors to serve until his or her successor is duly elected and qualified. The following is a breakdown of the voting results as tabulated by Mellon Investor Services:

DIRECTOR	VOTES FOR	VOTES WITHHELD
Bruce W. Schnitzer	12,565,168	47,157
Scott L. Bok	12,576,982	35,343
Patrick K. McGee	8,951,928	3,660,397
Robert H. Sheridan, III	12,545,802	66,523
John L. Ware	12,565,802	46,523
Robert H. Kullas	12,565,802	46,523
Parker W. Rush	12,565,802	46,523

Appointment of KPMG LLP as Independent Auditor. The stockholders of the Company ratified the appointment of KPMG LLP as the Company’s independent auditor. The following is a breakdown of the voting results as tabulated by Mellon Investor Services:

VOTES FOR	VOTES AGAINST	ABSTAIN	NON VOTES
12,611,376	789	160	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Republic Companies Group, Inc.	(c)

3.2	Amended and Restated Bylaws of Republic Companies Group, Inc.	(c)

4.1	Form of Common Stock Certificate.	(c)

10.1	Stock Purchase Agreement, dated as of May 9, 2003, by and among Republic Financial Services, Inc. (Texas), Republic Financial Services, Inc. (Nevada), Winterthur U.S. Holdings, Inc., RTXA, Inc., and RTXA Sub Inc.	(a)

10.2	Securities Purchase Agreement and First Amendment thereto, effective May 9, 2003, among RTXA, Inc. and the investors party thereto.	(a)

10.3	Amended and Restated Registration Rights Agreement among Republic Companies Group, Inc. and the Investors party thereto, dated August 8, 2005.	(c)

10.4	Employment Agreement, dated as of November 17, 2003, between Republic Underwriters Insurance Company and Parker W. Rush.	(a)

10.5	Employment Agreement, dated as of May 9, 2003, between RTXA, Inc. and Martin B. Cummings.	(a)

10.6	Employment Agreement, dated as of April 9, 2004, between Republic Underwriters Insurance Company and Robert S. Howey.	(a)

10.7	Republic Companies Group, Inc. Stock Plan, effective May 1, 2004.	(d)

10.8	Republic Financial Services, Inc. Deferred Compensation Plan, effective July 1, 1995, as amended.	(d)

10.9	Excess of Loss Reinsurance Agreement and Addenda Nos. 1-3, effective January 1, 1994, between Winterthur Swiss Insurance Company and Republic Insurance Company.	(a)

10.10	Reinsurance Agreement, dated May 9, 2003, by and between Winterthur Swiss Insurance Company and Republic Underwriters Insurance Company.	(a)

10.11	Amended and Restated Investor Rights Agreement, dated as of December 9, 2004, between Republic Companies Group, Inc. and certain stockholders designated therein.	(a)

10.12	Credit Agreement, dated as of February 23, 2005, among Republic Companies, Inc., Republic Companies Group, Inc. and The Frost National Bank.	(a)

10.13	Lease Agreement, dated August 31, 2004, between TC Dallas #2, LP and Republic Underwriters Insurance Company.	(a)

10.14	Amended and Restated Managing General Agency Agreement, dated January 1, 2006, by and between Republic Lloyds, Republic-Vanguard Insurance Company, Southern County Mutual Insurance Company, Southern Insurance Company and Texas General Agency, Inc.	(e)

10.15	2005 Equity-Based Compensation Plan, effective August 8, 2005.	(c)

10.16	Employee Stock Purchase Plan, effective August 8, 2005.	(c)

10.17	Deferred Compensation Plan for Directors, effective August 1, 2005.	(c)

10.18	Republic Underwriters Insurance Company Incentive Bonus Plan, effective January 1, 2005.	(c)

10.19	Incentive Stock Option Award Agreement.	(b)

10.20	Form of Restricted Stock Award Agreement	(f)

10.21	Managing General Agency Agreement by and between Southern Insurance Company, Southern Vanguard Insurance Company, Republic Underwriters Insurance Company, Republic Fire and Casualty Insurance Company and FirstComp Underwriters Group, Inc., effective July 1, 2006	†††

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker W. Rush	†

31.2	Rule 13a-14(a)/15d-14(a) Certification by Martin B. Cummings	†

32.1	Section 1350 Certifications by Parker W. Rush and Martin B. Cummings	††

†	Filed herewith.
††	Furnished herewith.
†††	Filed herewith. Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.
(a)	Previously filed on May 10, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1 (File No. 333-124758) and incorporated herein by reference.
(b)	Previously filed on August 12, 2005 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference.
(c)	Previously filed on September 19, 2005 as an Exhibit of like number to the Company’s Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-51455) and incorporated herein by reference.
(d)	Previously filed on July 19, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1/A (File No. 333-124758) and incorporated herein by reference.
(e)	Previously filed on March 30, 2006 as an Exhibit of like number to the Company’s Form 10-K for the annual period ended December 31, 2005 (File No. 000-51455) and incorporated herein by reference. Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.
(f)	Previously filed on February 16, 2006 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic Companies Group, Inc.

Date: August 14, 2006	By:	/s/ MARTIN B. CUMMINGS
Martin B. Cummings
Vice President and Chief Financial Officer