Form 10-Q
period 2006-09-30
Republic Companies Group, Inc.
filed 2006-11-14
CIK 1320092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at November 7, 2006
Common Stock, $0.01 par value	14,099,303

REPUBLIC COMPANIES GROUP, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost $331,022 in 2006 and $303,157 in 2005)	$326,188	$298,169
Equity securities available for sale, at fair value (cost $1,036 in 2006 and $1,110 in 2005)	1,100	1,139
Investment in unconsolidated foreign insurance company (cost $27,855 in 2006 and 2005)	37,073	35,890
Other invested assets	929	991
Short-term investments, at cost (which approximates market)	70,435	63,901

Total investments	435,725	400,090
Cash and cash equivalents	1,180	4,621
Accrued interest and dividends receivable	2,557	2,778
Premiums receivable from agents and insureds (net of allowance of $480 in 2006 and $833 in 2005)	75,862	60,654
Balances due from reinsurance companies (net of allowance of $102 in 2006 and $330 in 2005)	200,144	217,150
Prepaid reinsurance premiums	109,949	102,165
Deferred policy acquisition costs	36,901	29,003
Net deferred tax asset	13,318	16,231
Federal income tax recoverable	—	1,707
Other assets (less accumulated depreciation of $2,565 in 2006 and $1,242 in 2005)	19,491	17,310

Total assets	$895,127	$851,709

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$306,475	$315,216
Unearned premiums	278,842	235,646
Senior debt (including accrued interest of $308 in 2006 and $257 in 2005)	20,308	20,257
Subordinated notes payable (including accrued interest of $263 in 2006 and 2005)	31,192	31,192
Accrued expenses and other liabilities	73,135	57,653
Federal income tax payable	422	—
Cash overdraft	8,600	27,277

Total liabilities	$718,974	$687,241

Minority interest in consolidated subsidiary, net of tax	303	13

Commitments and contingencies (notes 3, 9 and 11)

Stockholders’ equity:
Common stock, $0.01 par value: Authorized 200,000,000 shares; issued 14,106,632 and outstanding 14,099,303 in 2006; issued 14,022,422 and outstanding 14,020,222 in 2005	141	140
Additional paid-in capital	117,317	115,968
Accumulated other comprehensive loss, net of taxes	(6,029)	(5,532)
Retained earnings	64,421	53,879

Total stockholders’ equity	175,850	164,455

Total liabilities and stockholders’ equity	$895,127	$851,709

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net insurance premiums earned	$74,096	$61,273	$204,266	$177,643
Net investment income	3,875	3,019	11,029	8,068
Net realized (losses) gains	(125)	45	(268)	121
Other income	1,659	1,497	4,929	4,697

	79,505	65,834	219,956	190,529
Expenses:
Net losses and loss adjustment expenses incurred	36,094	37,485	115,935	104,515
Underwriting, acquisition and operating expenses	29,788	21,741	79,500	64,370
Interest expense	1,016	867	2,939	2,377

	66,898	60,093	198,374	171,262

Income from continuing operations before income taxes, minority interest and equity in earnings of unconsolidated foreign insurance company	12,607	5,741	21,582	19,267

Income tax expense	4,481	2,846	8,309	7,595
Minority interest in earnings of consolidated subsidiary, net of tax	(131)	—	(290)	—
Equity in earnings of unconsolidated foreign insurance company	261	1,394	2,632	2,935

Net income	$8,256	$4,289	$15,615	$14,607

Net income available to common stockholders	$8,256	$2,821	$15,615	$6,243

Earnings per common share:
Basic	$0.59	$0.27	$1.13	$0.90

Diluted	$0.59	$0.26	$1.12	$0.90

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.12

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income from operations	$15,615	$14,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1,328	796
Equity in earnings of unconsolidated foreign insurance company	(2,632)	(2,935)
Dividends received from unconsolidated foreign insurance company	487	736
Net accretion of bond discount	847	1,323
Net loss (gain) on sale of fixed maturities	223	(121)
Net gain on sale of equity securities	(24)	—
Net loss on impairment of other invested assets	69	—
Deferred federal income tax expense	3,181	2,358
Share-based compensation	1,254	811
Change in:
Premiums receivable from agents and insureds	(15,208)	(2,419)
Accrued interest and dividends receivable	221	301
Prepaid reinsurance premiums	(7,784)	2,080
Deferred policy acquisition costs	(7,898)	(4,779)
Balances due from reinsurance companies, net	17,006	(79,497)
Losses and loss adjustment expenses	(8,741)	80,693
Unearned premiums	43,196	14,843
Accrued expenses and other liabilities	15,375	(3,903)
Other, net	1,607	(831)

Net cash provided by operating activities	58,122	24,063

Cash flows from investing activities:
Purchase of fixed assets	(2,935)	(6,869)
Sale of fixed assets	—	60
Sale and maturities of fixed maturities, available for sale	105,482	158,406
Purchase of fixed maturities, available for sale	(134,435)	(189,031)
Purchase of equity securities	(931)	(1,110)
Sale of equity securities	1,029	—
Net change in short-term investments	(6,516)	17,491

Net cash used in investing activities	(38,306)	(21,053)

(Continued)

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from financing activities:
Redemption of preferred shares	—	(98)
Issuance of common stock	193	—
Proceeds from initial public offering	—	84,000
Expenses associated with initial public offering	—	(7,980)
Redemption of preferred stock following initial public offering	—	(69,268)
Minority interest	290	—
Common dividends paid	(5,063)	(27,119)
Proceeds from senior debt	—	20,000
Net change in cash overdraft	(18,677)	692

Net cash (used in) provided by financing activities	(23,257)	227
Net change in cash and cash equivalents	(3,441)	3,237
Cash and cash equivalents, at beginning of period	4,621	2,900

Cash and cash equivalents, at end of period	$1,180	$6,137

Supplemental disclosures of cash flow information:
Interest paid	$2,888	$2,166

Income taxes paid	$3,000	$3,898

Dividends declared, not paid	$1,692	$1,683

See accompanying notes to condensed consolidated financial statements.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation and General

The consolidated financial statements include the accounts of Republic Companies Group, Inc., an insurance holding company, and its wholly owned subsidiaries and certain affiliated companies (the “Company”, “we”, “us”, or “our”). The Company markets and underwrites personal and commercial property and casualty risks located primarily in the southwestern United States. The Company completed an initial public offering (“IPO”) of its common stock effective August 8, 2005. The Company issued 6,000,000 new shares of common stock in the IPO at a price to the public of $14 per share.

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

Proposed Merger

On August 4, 2006, the Company entered into a definitive merger agreement pursuant to which an indirect subsidiary of Delek Capital Ltd. (“Delek”) would acquire all of the outstanding shares of the Company’s common stock for $20.40 per share in cash. Completion of the transaction is subject to customary stockholder and regulatory approvals. The transaction is expected to close by the end of 2006; however, no assurances can be given that all stockholder and regulatory approvals will be obtained (whether in 2006 or next year) or that the transaction will close.

Adoption of New Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (revised), Share-Based Payment, (“SFAS 123R”) which revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123R requires companies to adopt the fair value method of accounting for share-based employee compensation plans. The fair value method of accounting for share-based employee compensation plans as defined in SFAS 123R is similar in most respects to the fair value method defined in SFAS 123. The Company incorporated a forfeiture rate assumption and reclassified “Unearned compensation from restricted stock awards” to “Additional paid-in capital” as a result of the adoption of SFAS 123R. Since the Company had previously adopted the fair value method of accounting for share-based employee compensation plans, the adoption of SFAS 123R did not have a significant effect on the Company’s financial position or results of operations.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 defines a two-step approach for recognizing and measuring tax benefits and requires disclosures of uncertainties in their income tax positions. It also defines the recognition threshold as “more-likely-than not.” FIN 48 is effective for financial years beginning after December 15, 2006. The Company will adopt FIN 48 effective January 1, 2007 and is in the process of evaluating the effect, if any, this pronouncement will have on its financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for determining the fair value of assets and liabilities that is required by other authoritative GAAP pronouncements. The new framework identifies three different types of valuation techniques, a hierarchy of inputs used in the valuation technique(s) used to measure fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial years beginning after November 15, 2007, including interim periods within those fiscal years. The Company will adopt SFAS 157 effective January 1, 2008 and is in the process of evaluating the effect, if any, this pronouncement will have on its financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires the Company to fully recognize the over or under-funded status of its pension plans on its balance sheet as of December 31, 2006 for calendar year-end companies. The Statement does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Any change to the recorded liability will be recorded to accumulated other comprehensive income. The Company’s defined benefit plans were frozen effective December 31, 2003 and the Company currently recognizes the unfunded portion of the plans as a liability in the balance sheet with a corresponding offset in accumulated other comprehensive income. The Company will adopt SFAS 158 on a prospective basis effective December 31, 2006 and is in the process of evaluating the effect, if any, this pronouncement will have on its financial position.

(2) Unconsolidated Investment

The investment in unconsolidated foreign insurance company represents the Company’s 30% interest in Seguros Atlas, S.A., a Mexican insurance company (“Atlas”). The Company records its equity in the earnings of Atlas based on estimated GAAP income for the nine months ended August 31, 2006, as this is the most recently available financial information. Summarized financial information for Atlas as of and for the nine months ended September 30, 2006 and September 30, 2005 is presented below (amounts in thousands):

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30, 2006
	Pesos	Dollars
Assets	5,300,498	482,083
Liabilities	3,828,454	348,200
Equity	1,472,044	133,883
Net Income	97,823	9,003

	September 30, 2005
	Pesos	Dollars
Assets	4,371,122	406,351
Liabilities	2,955,900	274,789
Equity	1,415,222	131,562
Net Income	105,167	9,783

The exchange rates used to convert the balance sheet information as of September 30, 2006 and 2005 were 10.995 pesos and 10.757 pesos, respectively, to one dollar. For 2006, net income was converted using an average exchange rate of 10.866 pesos to one dollar. For the nine months ended September 30, 2005, net income was converted using an average exchange rate of 10.750 pesos to one dollar. The Company recorded $2,632,000 and $2,935,000 as equity in the earnings of Atlas for the nine months ended September 30, 2006 and 2005, respectively. The 2006 equity earnings represent an estimate of the Company’s share of Atlas’ earnings adjusted for estimated differences between Mexican statutory accounting requirements and GAAP. The year-to-date equity earnings as of September 30, 2006 included a true-up reduction of $69,000 for the 2005 equity earnings following receipt of final 2005 results from Atlas.

The Company has not recognized a deferred tax liability for the excess of the carrying value over the tax basis of its investment in Atlas. The unrecognized deferred tax liability is treated as a permanent difference as prescribed by SFAS No. 109, Accounting for Income Taxes, which is consistent with the criteria of indefinite reversal described in Accounting Principles Board Opinion (“APB”) No. 23, Accounting for Income Taxes––Special Areas. Hence, a deferred tax liability has not been recognized in the accompanying condensed consolidated financial statements. Should the Company no longer meet the indefinite reversal criterion, a deferred tax expense of approximately $3.1 million as of September 30, 2006 would need to be recognized.

As of September 30, 2006, the accumulated undistributed earnings of the Company’s unconsolidated foreign insurance company were $8.9 million.

(3) Reinsurance

The Company’s insurance subsidiaries and affiliates assume reinsurance from and cede reinsurance to other insurance companies, primarily under treaty reinsurance agreements. Reinsurance does not discharge or diminish the primary liability to insureds of the Company’s insurance subsidiaries and affiliates as direct insurers. However, it does permit those companies to recover losses from the reinsurer. To the extent that reinsuring companies are unable to meet obligations arising under reinsurance agreements, the Company would remain liable. The effect of reinsurance on premiums written and earned and incurred losses and loss adjustment expenses for the three and nine months ended September 30, 2006 and 2005 is as follows (dollars in thousands):

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Written Premium	Earned Premium	Losses and Loss Adjustment Expense	Written Premium	Earned Premium	Losses and Loss Adjustment Expense
Direct business	$175,054	$141,438	$82,790	$134,449	$120,887	$139,367
Reinsurance assumed	(2)	(1)	(217)	10	710	589

Gross amounts	175,052	141,437	82,573	134,459	121,597	139,956
Reinsurance ceded	(73,675)	(67,341)	(46,479)	(64,180)	(60,324)	(102,471)

Net amounts	$101,377	$74,096	$36,094	$70,279	$61,273	$37,485

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Written Premium	Earned Premium	Losses and Loss Adjustment Expense	Written Premium	Earned Premium	Losses and Loss Adjustment Expense
Direct business	$440,512	$397,316	$234,752	$366,188	$348,096	$281,162
Reinsurance assumed	38	38	433	23	3,273	(5,280)

Gross amounts	440,550	397,354	235,185	366,211	351,369	275,882
Reinsurance ceded	(200,872)	(193,088)	(119,250)	(171,647)	(173,726)	(171,367)

Net amounts	$239,678	$204,266	$115,935	$194,564	$177,643	$104,515

Ceding commissions, which are netted with acquisition costs in the condensed consolidated statements of income, were $40,168,000 and $31,187,000 for the nine months ended September 30, 2006 and 2005, respectively.

The table below shows the components of balances due from reinsurance companies as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005
Reinsurance recoverable on paid losses	$11,821	$13,997
Reinsurance recoverable on outstanding losses	99,822	113,486
Reinsurance recoverable on incurred but not reported losses	88,603	89,997
Allowance for uncollectible reinsurance	(102)	(330)

Balances due from reinsurance companies	$200,144	$217,150

(4) Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for each period, including all vested restricted shares issued under the Company’s share-based compensation plans (see Note 6). Diluted earnings per share includes the potential dilution that could occur if outstanding contracts to issue common stock were exercised and converted to common stock using the treasury stock method prescribed by SFAS No. 128, Earnings Per Share, and SFAS 123R.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following are the basic and diluted per share calculations for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic and fully diluted earnings per share computation:
Net income from continuing operations	$8,256	$4,289	$15,615	$14,607
Less: Preferred stock dividends accrued	—	(1,468)	—	(8,364)

Net income available to common stockholders	$8,256	$2,821	$15,615	$6,243

Weighted average common shares outstanding:
Basic	13,900,401	10,638,725	13,862,015	6,898,979

Diluted	14,004,471	10,696,198	13,968,595	6,922,046

Earnings per share:
Basic	$0.59	$0.27	$1.13	$0.90

Diluted	$0.59	$0.26	$1.12	$0.90

(5) Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of unrealized investment gains/losses and foreign currency translation adjustments related to the Company’s investment in an unconsolidated foreign insurance company. The following are the components of other comprehensive income (loss), net of income taxes, for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$8,256	$4,289	$15,615	$14,607
Other comprehensive income (loss):
Net change in unrealized investment gains/losses	4,149	(3,156)	302	(2,629)
Reclassification adjustment for realized gains/losses included in net income	(81)	30	(174)	79
Change in foreign currency translation	561	(19)	(625)	631

Total comprehensive income	$12,885	$1,144	$15,118	$12,688

(6) Share-Based Compensation Plans

In 2004, the Company adopted the measurement and expense recognition provisions of SFAS 123 and has recognized share-based compensation expense over award vesting periods based on the fair value at the date the awards were granted. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Share-based compensation expense charged against income for the plans was $434,000 and $301,000 for the three months ended September 30, 2006 and 2005, respectively. Share-based compensation expense charged against income for the plans was $1,254,000 and $811,000 for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $41,000 and $69,000 for the three months ended September 30, 2006 and 2005, respectively. Income tax benefit recognized in the income statement for share-based compensation arrangements was $142,000 and $248,000 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was approximately $2,310,000 of total unrecognized compensation related to unvested stock options and restricted stock outstanding under the Company’s share-based compensation plans.

As of September 30, 2006, 1,206,701 shares were reserved for future awards under all compensation plans.

(a) Incentive compensation

The Company’s stockholders approved share-based compensation plans in 2005 and 2004 that allow the award of employee equity incentives at the discretion of the Board of Directors and management. The equity compensation plans provide for compensation to be granted in several forms, including incentive stock options, stock awards, stock appreciation rights, and phantom stock. Share-based compensation expense related to incentive compensation charged against income for the plans was $406,000 and $301,000 for the three months ended September 30, 2006 and 2005, respectively. Share-based compensation expense related to incentive compensation charged against income for the plans was $1,177,000 and $811,000 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, 721,216 shares were reserved for future awards under the 2005 Equity-Based Compensation Plan.

Non-vested Stock

The Company has issued non-vested stock under the 2005 and 2004 incentive compensation plans. Non-vested stock awards generally vest ratably on the anniversary date over periods of three to five years. A summary of the Company’s total shares granted and related changes under the plans during the nine months ended September 30, 2006, along with the portion of these shares that are non-vested, are presented below:

	Total Non-vested Shares	Weighted- Grant-Date Exercise Fair-Value
Outstanding as of January 1, 2006	236,280	$8.37
Granted after January 1, 2006 but before October 1, 2006	66,043	15.25
Vested after January 1, 2006 but before October 1, 2006	(44,220)	8.37
Forfeited after January 1, 2006 but before October 1, 2006	(5,129)	9.35

Outstanding as of September 30, 2006	252,974	$10.15

Share-based compensation expense related to non-vested stock charged against income for the plans was $321,000 and $251,000 for the three months ended September 30, 2006 and 2005, respectively. Share-based compensation expense related to non-vested stock charged against income for the plans was $835,000 and $761,000 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was approximately $1,466,000 of total unrecognized compensation from the Company’s non-vested stock awards. The cost is expected to be recognized over a weighted-average period of 2.02 years. The fair value of shares that vested during the nine months ended September 30, 2006 was $754,000. The fair value of shares that vested during the nine months ended September 30, 2005 was $657,000.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The stock options vest ratably on the anniversary of the grant date over periods of three to five years and expire ten years from the grant date.

The Company uses the Black-Scholes model to determine fair value of stock options under SFAS 123 and 123R. The model values stock options based on the stock price at the grant date, the expected life of the stock option, the estimated volatility of the underlying stock, the expected dividend payments and the risk-free interest rate over the expected life of the stock option. The Company estimates the risk-free rate by using the U.S. Treasury Bond rate that most closely matches the expected life of the stock option granted. Expected volatility of common stock is estimated based on an analysis of the Company’s peers. The dividend yield is calculated using the historical dividend rate since the Company’s IPO, divided by the stock price at the date of grant. The assumptions used in the Black-Scholes model for stock options granted are:

	Options with Exercise Price of $10.00	Options with Exercise Price of $14.13	Options with Exercise Price of $15.25
Risk-free interest rate	4.42%-4.54%	4.42%	4.60%
Expected volatility of common stock	0%	40%	35%
Dividend yield	0%-3.40%	3.40%	3.15%
Expected life of options	10 years	10 years	6.0-6.5 years

A summary of option activity and changes during the nine months ended September 30, 2006 is presented below:

	Share Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	102,096	$11.72	9.35
Granted after January 1, 2006 but before October 1, 2006	162,419	15.25	9.33

Outstanding at September 30, 2006	264,515	13.89	9.05	$1,584,445

Exercisable at September 30, 2006	26,084	$11.35	8.56	$222,497

Share-based compensation expense related to options charged against income for the plans was $77,000 and $50,000 for the three months ended September 30, 2006 and 2005, respectively. Share-based compensation expense related to options charged against income for the plans was $219,000 and $50,000 for the nine months ended September 30, 2006 and 2005, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $4.56 and $3.59, respectively. As of September 30, 2006, unrecognized compensation cost of $840,000 was associated with stock options. The cost is expected to be recognized over a weighted-average period of 2.9 years. No options were exercised or forfeited during the nine months ended September 30, 2006 and 2005.

Deferred Compensation Plan for Directors and Director Compensation

The Company awarded 24 and 3,427 shares under the Deferred Compensation Plan for Directors for the three and nine months ended September 30, 2006, respectively. Share-based compensation expense related to director compensation charged against income for the plans was $8,000 and $123,000 for the three and nine months ended September 30, 2006,

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

respectively. Such shares have been treated as phantom stock awards, recorded as a liability award and adjusted to fair-value at the end of each period. Additionally, the Company awarded 3,652 shares to a director during the nine months ended September 30, 2006 as director compensation. No additional director compensation awards were issued in the three months ended September 30, 2006 and none were issued in 2005. The Company does not have any unrecognized compensation cost for such awards.

(b) Employee Stock Purchase Plan

The Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”) in May 2005. The ESPP allows employees to purchase shares of common stock at 85% of the lesser of the fair market value on the first day or the fair market value on the last day of a six-month plan period. More than 50% of the eligible employees elected to participate in the first option period, which started on January 1, 2006 and concluded on June 30, 2006. The Company has issued 14,515 shares of stock under this plan as of September 30, 2006. The compensation cost charged against income for the ESPP offering period ended June 30, 2006 was $49,000. The Company received cash of $192,000 from ESPP participants for the period ended June 30, 2006 and accounts for the ESPP as a liability award plan.

The second ESPP offering period began on July 1, 2006 and will end prior to the merger with Delek (See Note 1). The total estimated amount of compensation expense to be recognized for the second ESPP option period is $32,000. The Company has expensed $28,000 of the estimated cost leaving $4,000 of unrecognized compensation cost related to the ESPP. For the three months ended September 30, 2006, the Company received cash of $82,000 for the second ESPP offering.

As of September 30, 2006, 485,485 shares are reserved for future award under the ESPP.

(7) Pension Plans

The Company sponsors a qualified defined benefit plan for employees of the Company and certain affiliates that was frozen with benefits accrued through December 31, 2003. Pension costs for this pension plan are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	683	663	2,048	1,989
Amortization of unrecognized transition obligation	—	—	—	—
Recognized net actuarial loss	—	—	—	—
Expected return on plan assets	(891)	(840)	(2,674)	(2,520)
Curtailment	—	—	—	—
Prior service cost	—	—	—	—

Net periodic pension benefit	$(208)	$(177)	$(626)	$(531)

The Company sponsors a noncontributory nonqualified defined benefit pension restoration plan for a select group of management employees of the Company and its subsidiaries that was frozen with benefits accrued through December 31, 2003. This plan restores the benefit lost by these employees due to cap limits of the qualified plan. Pension costs for this pension plan are as follows for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	31	31	92	93
Amortization of unrecognized transition obligation	—	—	—	—
Recognized net actuarial loss	5	3	16	9
Expected return on plan assets	—	—	—	—
Curtailment	—	—	—	—
Prior service cost	—	—	—	—

Net periodic pension cost	$36	$34	$108	$102

(8) Federal Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2006 is 38.5%. The income tax expense includes a true-up of $722,000 for nondeductible amounts related to the Company’s share-based compensation plans that was recorded in the second quarter of 2006.

(9) Contingent Liabilities and Commitments

The Company is subject to guaranty fund and other assessments by the states in which it writes business. In the third quarter of 2006, the Company received an assessment of approximately $509,000 following the Texas Department of Insurance placing a major Texas homeowner insurer into receivership. Such assessments are generally recoverable through premium tax credits; therefore, a premium tax benefit asset equal to the amount of the assessment was recorded. The Company expects to realize the full amount of these premium tax credits over a period of ten years.

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Based on information presently available in connection with claims and lawsuits currently pending, it is the opinion of the Company’s management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

In addition to claims and lawsuits arising in the ordinary course of business, the Company is also a defendant in several class action lawsuits related to the large hurricanes that stuck Louisiana and Texas in 2005.

Hurricane Katrina Litigation

One of the Company’s subsidiaries is currently defending a statewide putative class action lawsuit filed in the District Court of the Parish of Orleans, Louisiana filed on April 12, 2006 in the aftermath of Hurricane Katrina. This case has been removed to federal court in the Eastern District of Louisiana. The plaintiffs generally allege that Republic Fire and Casualty Insurance Company (“Republic Fire”) and other unaffiliated insurer defendants breached their policies by failing to pay the face value of policies to insureds who sustained a total loss of their homes and improvements in part as a result of a non-covered loss from Hurricane Katrina. Plaintiffs seek to recover face value of the policies regardless of the anti-concurrence provisions of the Company’s policies or the fact the Company timely paid covered losses in accordance with the policies’ provisions. This lawsuit seeks declaratory relief, an unspecified amount of monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development, and the Company is defending it vigorously. No class has been certified in this matter. The Company cannot predict at this time the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, two of the Company’s subsidiaries are currently defending a statewide putative class action lawsuit filed in the United States District Court for the Eastern District of Louisiana on August 28, 2006 in the aftermath of Hurricane Katrina. The plaintiffs generally allege that Republic Fire, Republic Lloyds and other unaffiliated insurer defendants breached their policies by failing to properly apply the law regarding efficient proximate cause, concurrent causation, floodwater and levee failure exclusions and negligence. This lawsuit seeks declaratory relief, an unspecified amount of monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development, and the Company is defending it vigorously. No class has been certified in this matter. The Company cannot predict at this time the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

Hurricane Rita Litigation

One of the Company’s subsidiaries is currently defending a statewide putative class action lawsuit pending in the District Court of the Parish of Calcasieu, Louisiana filed on July 20, 2006 in the aftermath of Hurricane Rita. The plaintiffs generally allege that Republic Fire breached its policies by improperly adjusting and paying claims over the last ten years. The plaintiffs also allege bad faith claims handling practices. This lawsuit seeks declaratory relief, an unspecified amount of monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development and no class has been certified. The Company plans to defend the lawsuit vigorously. The Company cannot predict at this time the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

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

Income (loss) from continuing operations before income taxes by segment consists of revenues, including allocated net investment income and realized gains and losses reduced by net losses and loss adjustment expenses incurred and underwriting, acquisition and operating expenses related to the respective segment’s operations. Taxes are allocated to each segment at the Company’s effective tax rate. Interest expense and the equity earnings of the unconsolidated foreign insurance company are reflected in the Insurance Services segment. Segment results for the three and nine months ended September 30, 2006 and 2005 are presented below (dollars in thousands):

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three months ended September 30, 2006

	Total Revenues					Income (Loss) from Continuing Operations Before Taxes	Net Income
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total
Personal Lines	$61,297	$34,660	$1,570	$378	$36,608	$7,728	$4,776
Commercial Lines	25,777	19,650	1,181	56	20,887	1,910	1,140
Program Management	42,440	19,786	841	638	21,265	3,099	2,159
Insurance Services	45,538	—	158	587	745	(130)	181

Consolidated	$175,052	$74,096	$3,750	$1,659	$79,505	$12,607	$8,256

Three months ended September 30, 2005

	Total Revenues					Income (Loss) from Continuing Operations Before Taxes	Net Income (Loss)
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total
Personal Lines	$38,140	$30,813	$1,150	$436	$32,399	$2,773	$1,237
Commercial Lines	21,469	16,315	999	50	17,364	(1,208)	(770)
Program Management	38,551	14,145	823	519	15,487	3,219	1,830
Insurance Services	36,299	—	92	492	584	957	1,992

Consolidated	$134,459	$61,273	$3,064	$1,497	$65,834	$5,741	$4,289

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine months ended September 30, 2006

	Total Revenues					Income (Loss) from Continuing Operations Before Taxes	Net Income
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total
Personal Lines	$132,197	$97,745	$3,955	$1,171	$102,871	$11,422	$6,949
Commercial Lines	73,128	56,240	3,583	156	59,979	1,080	664
Program Management	109,026	50,281	2,837	1,659	54,777	9,214	5,452
Insurance Services	126,199	—	386	1,943	2,329	(134)	2,550

Consolidated	$440,550	$204,266	$10,761	$4,929	$219,956	$21,582	$15,615

Nine months ended September 30, 2005
	Total Revenues					Income (Loss) from Continuing Operations Before Taxes	Net Income (Loss)
	Gross Written Premium	Net Insurance Premium Earned	Net Investment Results	Other	Total
Personal Lines	$105,487	$94,935	$3,323	$1,264	$99,522	$13,069	$7,918
Commercial Lines	62,363	49,699	2,612	147	52,458	(326)	(198)
Program Management	97,670	33,009	1,936	1,741	36,686	5,832	3,533
Insurance Services	100,691	—	318	1,545	1,863	692	3,354

Consolidated	$366,211	$177,643	$8,189	$4,697	$190,529	$19,267	$14,607

Identifiable assets by segment are those assets used in or allocated to the operation of each segment. Identifiable assets by segment are as follows (dollars in thousands):

	September 30,
	2006	2005
Personal Lines	$266,262	$285,793
Commercial Lines	181,753	167,412
Program Management	237,117	206,495
Insurance Services	209,995	175,804

Consolidated	$895,127	$835,504

REPUBLIC COMPANIES GROUP, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11) Subsequent Events

The Homeland Security Appropriations Act of 2007 (HR 5441) was signed into law on October 4, 2006. The law directs the Department of Homeland Security Inspector General to investigate insurance claims caused by Hurricane Katrina. The Inspector General is to determine whether insurance companies have improperly attributed damages to flood damage rather than to windstorm damage. The costs of windstorm damages are generally paid either by insurance companies or by windstorm insurance pools, if so insured, whereas damages from flood losses may be covered by the National Flood Insurance Program, if so insured. To date, the Company has not been specifically named in this investigation. The Inspector General’s report is to be submitted to Congress no later than April 1, 2007. The Company cannot predict at this time the outcome of this investigation, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcome of the investigation will have a material adverse effect on the Company’s business, financial position or results of operations.

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

Our Personal Lines and Commercial Lines segments operate through our network of independent agents, our two affiliated managing general agents (“MGAs”) and unaffiliated MGAs. Our Program Management segment includes products distributed through unaffiliated MGAs that bind and underwrite insurance policies in conformity with our underwriting guidelines on our behalf within designated programs. Our Insurance Services segment is primarily comprised of fee-based fronting business, interest expense on our long-term debt and the equity earnings of our unconsolidated foreign insurance company.

2006 Consolidated Results of Operations Overview

•	Quarterly gross written premiums were $175.1 million, an increase of 30.2% over the same period in 2005.

•	Quarterly revenues were $79.5 million, an increase of 20.8% over the same period in 2005.

•	Quarterly combined ratio was 88.9%, a 7.8 point improvement over the same period in 2005.

•	Quarterly net income of $8.3 million, an increase of 92.5% over the same period in 2005.

•	Year-to-date gross written premiums were $440.6 million, an increase of 20.3% over the same period in 2005.

•	Year-to-date revenues were $220.0 million, an increase of 15.4% over the same period in 2005.

•	Year-to-date net income was $15.6 million, an increase of 6.9% over the same period in 2005.

Recent Developments

On August 4, 2006, we entered into a definitive merger agreement pursuant to which an indirect subsidiary of Delek Capital Ltd. (“Delek”) will acquire all of the outstanding shares of our common stock for $20.40 per share in cash. Completion of the merger is subject to customary stockholder and regulatory approvals. The transaction is expected to close by the end of 2006; however, no assurances can be given that all stockholder and regulatory approvals will be obtained (whether in 2006 or next year) or that the transaction will close.

On June 26, 2006, we entered into an MGA agreement with FirstComp Underwriters Group, Inc. (“FirstComp”). FirstComp writes workers compensation through independent agents in 25 states. The FirstComp book of business to be written by the Company is estimated to be $80 million of gross written premiums in the 2006/2007 underwriting year. For the 2006/2007 year of account we will retain 35% of the net premium and underwriting risk and cede a portion of the business under a new quota share reinsurance agreement. In addition, we receive fee income for the 65% quota share reinsurance placements.

In June 2006, Texas Select Lloyds Insurance Company (“Texas Select”), a major homeowner insurer in Texas, was placed in receivership by the Texas Department of Insurance (“TDI”) and ordered to cease writing new and renewal insurance business. The TDI cancelled all of its policies effective August 24, 2006. We created a policy acceptance unit to assist independent agents in transferring selected business to us. During the third quarter of 2006, we added nearly 18,000 new policies to our personal property book of business related to Texas Select. Since we recognize the revenue over the life of the contract, this book of business will benefit growth in earned premiums mainly following the third quarter of 2006.

The Homeland Security Appropriations Act of 2007 (HR 5441) was signed into law on October 4, 2006. The law directs the Department of Homeland Security Inspector General to investigate insurance claims caused by Hurricane Katrina. The Inspector General is to determine whether insurance companies have improperly attributed damages to flood damage rather than to windstorm damage. The costs of windstorm damages are generally paid either by insurance companies or by windstorm insurance pools, if so insured, whereas damages from flood losses may be covered by the National Flood Insurance Program, if so insured. To date, we have not been specifically named in this investigation. The Inspector General’s report is to be submitted to Congress no later than April 1, 2007. We cannot predict at this time the outcome of this investigation, we are unable to estimate a range of possible loss, if any, and we cannot predict whether or not the outcome of the investigation will have a material adverse effect on our business, financial position or results of operations.

Regulatory Examination

In the second quarter of 2006, the TDI completed its regularly scheduled statutory financial and market conduct examinations of our Texas-domiciled insurance subsidiaries and affiliates and their statutory financial statements and business practices for the five-year period ended December 31, 2004. All of the examination reports were issued with no material findings or adjustments to surplus.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net insurance premiums earned	$74,096	$61,273	$204,266	$177,643
Net investment income	3,875	3,019	11,029	8,068
Net realized (losses) gains	(125)	45	(268)	121
Other income	1,659	1,497	4,929	4,697

Total revenues	79,505	65,834	219,956	190,529

Net losses and loss adjustment expenses incurred	36,094	37,485	115,935	104,515
Underwriting, acquisition and operating expenses:
Commissions	17,649	11,942	44,621	34,014
Other underwriting, acquisition and operating expenses	12,139	9,799	34,879	30,356

Total underwriting, acquisition and operating expenses	29,788	21,741	79,500	64,370
Interest expense	1,016	867	2,939	2,377

Total expense	66,898	60,093	198,374	171,262

Income from continuing operations before income taxes, minority interest and equity in earnings of consolidated foreign insurance company	12,607	5,741	21,582	19,267
Income tax expense	4,481	2,846	8,309	7,595
Minority interest	(131)	—	(290)	—
Equity in earnings of unconsolidated foreign insurance company	261	1,394	2,632	2,935

Net income	$8,256	$4,289	$15,615	$14,607

Net income available to common stockholders	$8,256	$2,821	$15,615	$6,243

Earnings per common share:
Basic	$0.59	$0.27	$1.13	$0.90

Diluted	$0.59	$0.26	$1.12	$0.90

Key Measures:
Gross written premiums	$175,052	$134,459	$440,550	$366,211
Net written premiums	101,377	70,279	239,678	194,564
Underwriting results	8,214	2,047	8,831	8,758
GAAP Ratios:
Net ex-catastrophe loss ratio	47.8%	53.4%	50.2%	52.0%
Net catastrophe loss ratio	0.9%	7.8%	6.6%	6.8%
Net expense ratio	40.2%	35.5%	38.9%	36.3%

Net combined ratio	88.9%	96.7%	95.7%	95.1%

Total assets	$895,127	$835,504	$895,127	$835,504
Statutory surplus	181,704	162,575	181,704	162,575
Return on average equity	n/a	n/a	12.1%	11.6%
Net underwriting leverage	n/a	n/a	1.8x	1.6x

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Consolidated Revenues

Gross written premiums—Gross written premiums for the three months ended September 30, 2006 were $175.1 million, compared to $134.5 million in the same period in 2005, an increase of 30.2%. For the nine months ended September 30, 2006, gross written premiums totaled $440.6 million compared to $366.2 million in the same period in 2005, an increase of 20.3%. We experienced double-digit growth in all of our segments in the three and nine months ended September 30, 2006. This is the fourth consecutive quarter with double-digit growth in our gross written premiums. The growth was primarily driven by new and continuing initiatives in each segment combined with personal property rate increases in the Personal Lines segment.

In our Independent Agents segments, our polices-in-force increased 16.0% for the nine months ended September 30, 2006. The number of policies-in-force increased primarily due to the policies written following the liquidation of Texas Select along with growth in our low-value dwelling initiative. Our personal property gross written premiums grew by 105.9% and 43.5% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Our low-value dwelling initiative gross written premiums grew by 102.8% and 160.9% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.

We received approval from regulatory authorities for a 7.0% average rate increase for Texas homeowners and a 17.3% average rate increase for Louisiana personal property to offset the higher cost of reinsurance. Such average increases vary by territory based on actuarial justification and were effective in the second quarter.

Our standard and nonstandard personal auto gross written premiums declined 12.5% and 14.4% in the three and nine months ended September 30, 2006 as we continue to shrink our participation in this intensely competitive portion of the personal lines market. Some of this decline in written premium is attributable to rate decreases.

Gross written premiums in our Commercial Lines segment increased 20.1% and 17.3% for the three and nine months ended September 30, 2006 reflecting growth in all of our target markets. This comes despite an overall softness in the commercial lines market.

Gross written premiums in our Program Management segment increased 10.1% and 11.6% for the three and nine months ended September 30, 2006. The recent growth is primarily the result of growing production from the nonsubscriber program started in 2005 and the recently added FirstComp program.

Gross written premiums in our Insurance Services segment increased 25.5% and 25.3% for the three and nine months ended September 30, 2006. This growth is primarily due to expansion of several national carrier auto based programs.

Net written premiums—Net written premiums for the three months ended September 30, 2006 were $101.4 million, compared to $70.3 million in the same period in 2005, an increase of 44.2%. For the nine months ended September 30, 2006, net written premiums were $239.7 million compared to $194.6 million in the same period in 2005, an increase of 23.2%. The increase in net written premiums follows the large increase in gross written premiums, reduced by higher reinsurance costs following the heavy catastrophe losses from Hurricanes Katrina and Rita in 2005. Higher reinsurance costs were incurred beginning January 1, while the offsetting benefits from rate increases on our policies in Texas and Louisiana did not really begin to impact earned premiums until the third quarter. Net written premiums also increased by 30.3% in our Program Management segment for the nine months ended September 30, 2006 primarily due to our increased retention in the business produced by our largest unaffiliated MGA.

Net insurance premiums earned––Net insurance premiums earned for the three months ended September 30, 2006 were $74.1 million compared to $61.3 million in the same period in 2005, an increase of 20.9%. For the nine months ended September 30, 2006, net insurance premiums earned were $204.3 million compared to $177.6 million in the same period in 2005, an increase of 15.0%. The earned premium impact from the surge of new policies in the Personal Lines segment in the third quarter of 2006 as a result of Texas Select being placed in receivership will impact future quarters. Net insurance premiums earned in the Commercial Lines segment increased 20.4% and 13.2% for the three and nine months ended September 30, 2006, respectively, following a growth trend that started in prior years. For the three and nine months ended September 30, 2006, net insurance premiums earned increased $5.6 million and $17.3 million, respectively, in our Program Management segment due to our increased retention in the business produced by our largest unaffiliated MGA and premium growth from our non-subscriber program over the same period in 2005.

Investment income––Investment income for the three months ended September 30, 2006 was $3.9 million, compared to $3.0 million in the same period in 2005, an increase of 28.4%. For the nine months ended September 30, 2006, investment income was $11.0 million, compared to $8.1 million in the same period in 2005, an increase of 36.7%. The increase primarily resulted from the higher invested asset base and increases in short-term interest rates. The annualized net investment yield on average invested assets, excluding our investment in Atlas, was 4.2% for the third quarter of 2006 compared to 3.7% for the same period in 2005.

Other income—Other income for the three months ended September 30, 2006 and 2005 was $1.7 million and $1.5 million, respectively, an increase of 10.8%. For the nine months ended September 30, 2006 and 2005, other income was $4.9 million and $4.7 million, respectively, an increase of 4.9%. Other income from the Program Management segment declined 4.7% during the nine months ended September 30, 2006 primarily due to a change in the contractual basis for determining the fronting fee received from our largest MGA program. The decrease in Program Management was offset by an increase of 25.8% in other income from the Insurance Services segment that was in part due to increased premium volume for fronting programs for several large national carriers. Other income also includes installment billing fee income, which was largely unchanged for the same period from the prior year, as well as minor amounts of miscellaneous income.

Expenses

Net losses and loss adjustment expenses incurred––Net losses and loss adjustment expenses incurred for the three months ended September 30, 2006 were $36.1 million, compared to $37.5 million in the same period in 2005, an improvement of 3.7%. The total net loss ratio for the three months ended September 30, 2006 was 48.7% compared to 61.2% for the same period in 2005, an improvement of 12.5 points. The net ex-catastrophe loss ratio for the three months ended September 30, 2006 was 47.8%, compared to 53.4% in the same period in 2005, an improvement of 5.6 points. The third quarter of 2006 represents the eighth consecutive quarter of the ex-catastrophe loss ratio being under 55.0%. The consistency of this core ratio demonstrates that our underwriting discipline and operating strategy are producing desirable results. The net catastrophe loss ratio for the three months ended September 30, 2006 was 0.9%, compared to 7.8% in the same period in 2005, an improvement of 6.9 points. We experienced weather related losses from storms in El Paso, Texas during the third quarter. However, our aggregate reinsurance treaty covered most of these losses, resulting in minimal catastrophe experience for the quarter. This is in contrast to the large hurricane losses in the same period in 2005.

Net losses and loss adjustment expenses incurred for the nine months ended September 30, 2006 were $115.9 million, compared to $104.5 million in the same period in 2005, an increase of 10.9%. The total net loss ratio for the nine months ended September 30, 2006 was 56.8% compared to 58.8% for the same period in 2005, an improvement of 2.0 points. The net ex-catastrophe loss ratio for the nine months ended September 30, 2006 was 50.2%, compared to 52.0% in the same period in 2005, an improvement of 1.8 points. The net catastrophe loss ratio for the nine months ended September 30, 2006 was 6.6%, compared to 6.8% in the same period in 2005, an improvement of 0.2 points.

We partially mitigate fluctuations in weather event frequency and severity with an aggregate reinsurance treaty, with severe weather deductibles and by managing geographic concentrations. This treaty provides $5.0 million of protection from qualifying severe weather events which aggregate more than $12.5 million in losses. The treaty coverage was fully utilized during the third quarter of 2006 and the unrecognized portion of the treaty premium was fully recognized during the quarter. For the first nine months ended September 30, 2006, we incurred $13.5 million of catastrophe losses after reinsurance primarily from increased frequency of wind and hail storms in the second quarter. Catastrophe losses after reinsurance for the same period in 2005 were $12.1 million and included the net impact of Hurricanes Katrina and Rita.

We continued to process the few pending claims remaining from Hurricanes Katrina and Rita. We have increased our previously reported estimate for the ultimate combined losses from Hurricanes Katrina and Rita by $4.2 million to $96.7 million. The increase was primarily due to increased legal activity related to lawsuits filed at the one-year statute of limitations deadline. The financial effects of these storms remain well within the protections provided by our catastrophe reinsurance treaties as previously reported; thus, there was no impact to our net results from the increase in the estimated ultimate losses. The Louisiana legislature has extended the prescriptive period for filing hurricane claims from twelve months to eighteen months.

Underwriting, acquisition and operating expenses—Underwriting, acquisition and operating expenses for the three months ended September 30, 2006 were $29.8 million, compared to $21.7 million in the same period in 2005, an increase of 37.0%. For the nine months ended September 30, 2006, underwriting, acquisition and operating expenses were $79.5 million, compared to $64.4 million in the same period in 2005, an increase of 23.5%. The net expense ratio for the third quarter of 2006 was 40.2%, compared to 35.5% for the same period in 2005, an increase of 4.7 points. For the nine months ended September 30, 2006, the net expense ratio was 38.9% compared to 36.3% for the same period in 2005, an increase of 2.6 points. The expense ratio increased in large part due to the interplay of improved underwriting profitability in the Program Management segment and the resulting increase in contingent, profit-based commission. Other factors influencing the expense ratio include:

•	compliance costs associated with the implementation of the Sarbanes-Oxley Act of 2002 (“SOX”), the ongoing cost of which should be substantially lower after we have completed the initial implementation;

•	incremental public company expenses, including higher audit and legal fees; and

•	higher technology costs.

Interest expense––Interest expense for the three months ended 2006 was $1.0 million, compared to $0.9 million in the same period in 2005, an increase of 17.2%. For the nine months ended September 30, 2006, interest expense was $2.9 million, compared to $2.4 million in the same period in 2005, an increase of 23.6%. The primary reason for the increase was the acquisition of the $20.0 million senior credit facility in late February 2005. Rising interest rates on our floating rate debt also contributed to the increase in interest expense.

Income

Underwriting results––We define underwriting results as net insurance premiums earned less the sum of net losses and loss adjustment expenses incurred and total underwriting, acquisition and operating expense. Underwriting results for the three months ended September 30, 2006 were income of $8.2 million, compared to $2.0 million in the same period in 2005, an improvement of 301.3%. Hurricanes Katrina and Rita struck the coasts of Louisiana and Texas in the third quarter of 2005 and significantly affected properties we insured in these geographic areas. We did not experience any hurricanes during the three months ended September 30, 2006; thus, we experienced lower catastrophe losses, which helped to improve our quarter over quarter underwriting results. For the nine months ended September 30, 2006 and 2005, underwriting results were modestly higher in 2006, at $8.8 million. Despite improvements in the ex-catastrophe loss ratio, the net combined ratio increased primarily due to increased sliding scale commissions and increased operating costs. The total net combined ratio for the nine months ended September 30, 2006 was 95.7% compared to 95.1% in the same period in 2005.

Income from continuing operations before income taxes, minority interest, and equity in earnings of unconsolidated foreign insurance company—Income from continuing operations before income taxes, minority interest, and equity in earnings of unconsolidated foreign insurance company income for the three months ended September 30, 2006 was $12.6 million, compared to $5.7 million for the same period in 2005. The largest factor in the improvement in 2006 over 2005 was the lack of any comparable hurricane losses in 2006. For the nine months ended September 30, 2006, income from continuing operations before income taxes, minority interest, and equity in earnings of unconsolidated foreign insurance company was $21.6 million, compared to $19.3 million for the same period in 2005. The increase is primarily due to increased investment income.

Income tax expense—Income tax expense for the three months ended September 30, 2006 was $4.5 million, compared to $2.8 million in the same period in 2005, an increase of 57.4%. For the nine months ended September 30, 2006, income tax expense was $8.3 million, compared to $7.6 million in the same period in 2005, an increase of 9.4%. We generally pay tax at a 35% effective rate; however, our effective tax rate is higher in 2006 primarily due to the inclusion of a second quarter $0.7 million true-up of nondeductible expenses related to share-based compensation plans. Income tax expense also does not include any expense resulting from the equity in the earnings of our unconsolidated foreign insurance company or expense for the excess of the carrying value over the tax basis of our investment in the unconsolidated foreign insurance company as described in the next section.

Equity in earnings of unconsolidated foreign insurance company––Equity in earnings of unconsolidated foreign insurance company for the three months ended September 30, 2006 was $0.3 million compared to $1.4 million in the same period in 2005, a decrease of 81.3%. For the nine months ended September 30, 2006, equity in earnings of unconsolidated foreign insurance company was $2.6 million compared to $2.9 million in the same period in 2005, a decrease of 10.3%. The decline in equity earnings was primarily due to higher mortality losses in Atlas’ life insurance operations partially offset by increases in investment income. We recorded a true-up reduction to the prior year earnings of Atlas of less than $0.1 in the second quarter based on the receipt of final year-end results, adjusted for U.S. GAAP.

We do not recognize a deferred tax liability for the excess of the carrying value over the tax basis of our investment in Atlas, since the difference is treated as a permanent difference under GAAP as prescribed by SFAS No. 109, Accounting for Income Taxes, and APB No. 23, Accounting for Income Taxes–Special Areas. Hence, a deferred tax liability has not been recognized in the accompanying condensed consolidated financial statements. If we no longer meet the indefinite reversal criterion, a deferred tax expense of approximately $3.1 million as of September 30, 2006 would need to be recognized.

Minority interest––Minority interest was ($0.1) million for the three months ended September 30, 2006. For the nine months ended September 30, 2006, minority interest was ($0.3) million. The minority interest is related to our 80% owned MGA that manages our low-value dwelling program, Republic Home Protectors, Inc.

Net income—Net income for the three months ended September 30, 2006 was $8.3 million compared to $4.3 million in the same period in 2005, an increase of $4.0 million. For the nine months ended September 30, 2006, net income was $15.6 million compared to $14.6 million in the same period in 2005, an increase of $1.0 million. The increase in net income for the nine months is largely attributable to higher investment income.

Key Financial Measures

Return on average equity––Return on average equity for the nine months ended September 30, 2006 and 2005 was an annualized 12.1% and 11.6%, respectively. The increase is due to higher net income in 2006.

Earnings per share—Basic and fully diluted earnings per share were $0.59 for the three months ended September 30, 2006. Reported basic and fully diluted earnings per share for the nine months ended September 30, 2006 were $1.13 and $1.12, respectively. As of September 30, 2006, the ESPP had issued 14,515 shares. The issuance of shares under the ESPP in the future will have a dilutive impact on our earnings per share.

Reported earnings per share comparisons between the third quarters of 2006 and 2005 are distorted for comparative purposes by the effects of the preferred stock that was outstanding prior to our August 2005 IPO and the additional shares issued in the IPO to retire this preferred stock. Since all IPO net proceeds were used to redeem the existing preferred stock, we believe a meaningful supplemental comparison of the third quarter 2005 earnings per share can be computed using the pro forma 13.7 million basic and diluted weighted average shares that would have been outstanding during the second quarter 2005 if the IPO had occurred on January 1, 2005. On this pro forma basis, the third quarter 2005 basic and diluted earnings per share would have been $0.31 and year-to-date basic and diluted earnings per share would have been $1.06.

In particular, the three and nine months ended September 30, 2005 net income per common share have been adjusted to give effect for the August 2005 IPO as if it occurred at the beginning of the first quarter 2005 by excluding the effect of the accrued preferred stock redeemed in the IPO and by including the additional common shares issued in the IPO. A reconciliation of the reported three months ended September 30, 2005 net income per common share of $0.27 (basic) and $0.26 (diluted) to the pro forma net income per common share of $0.31 (basic and diluted) is as follows (amounts in thousands except per share amounts):

a.	Reported third quarter of 2005 net income available to common stockholders of $2,821 is increased by the accrued preferred stock dividends of $1,468 to equal consolidated net income of $4,289.

b.	Reported third quarter of 2005 weighted average common shares outstanding of 10,639 (basic) and 10,696 (diluted) are increased by the weighted average impact of the 8,726 additional common shares issued in the August 3, 2005 IPO for total pro forma weighted average common shares outstanding of 13,769 (basic) and 13,826 (diluted).

c.	Consolidated net income of $4,289 is then divided by pro forma weighted average common shares outstanding of 13,769 (basic) and 13,826 (diluted) to obtain the pro forma third quarter 2005 net income per share of $0.31 (basic and diluted).

A reconciliation of the reported year to date 2005 net income per common share of $0.90 (basic and diluted) to the pro forma net income per common share of $1.06 (basic and diluted) is as follows (amounts in thousands except per share amounts):

a.	Reported year to date 2005 net income available to common stockholders of $6,243 is increased by the accrued preferred stock dividends of $8,364 to equal consolidated net income of $14,607.

b.	Reported year to date 2005 weighted average common shares outstanding of 6,899 (basic) and 6,922 (diluted) are increased by the weighted average impact of the 8,726 additional common shares issued in the August 3, 2005 IPO for total pro forma weighted average common shares outstanding of 13,739 (basic) and 13,762 (diluted).

c.	Consolidated net income of $14,607 is then divided by pro forma weighted average common shares outstanding of 13,739 (basic) and 13,762 (diluted) to obtain the pro forma year to date 2005 net income per share of $1.06 (basic and diluted).

We believe this presentation provides useful supplemental information in evaluating the operating results of our business; however, these disclosures should not be viewed as a substitute for net earnings per share determined in accordance with GAAP.

Other Consolidated Information

Stockholders’ Equity—Stockholders’ equity as of September 30, 2006 was $175.9 million compared to $164.5 million at December 31, 2005, or an increase of $11.4 million. The principal elements of this increase were net income of $15.6 million, plus share-based compensation of $1.4 million less dividends declared of ($5.1) million and a change in foreign currency translation of ($0.6) million.

Consolidated Financial Condition

Balances due from reinsurance companies—Amounts due from reinsurers decreased $17.1 million from $217.2 million at December 31, 2005 to $200.1 million at September 30, 2006, primarily due to the collection of amounts associated with Hurricanes Katrina and Rita.

Liabilities for losses and loss adjustment expenses—Liabilities and loss adjustment expenses decreased $8.7 million from $315.2 million at December 31, 2005 to $306.5 million at September 30, 2006 primarily due to the settlement of claims liabilities related to the 2005 hurricanes. On a net basis, after reinsurance, the liability for losses and loss adjustment expenses was $118.0 million at September 30, 2006 compared to $111.7 million at December 31, 2005, an increase of $6.3 million. This increase was primarily attributable to the higher retention in 2006 in our largest MGA program.

Accrued expenses and other liabilities––The balance at September 30, 2006 includes $21.5 million for unsettled investment trades. The transactions were settled immediately after the close of the quarter resulting in a reduction in this liability account and a reduction in short-term investments.

Share-Based Compensation—We adopted the provisions of SFAS 123R effective January 1, 2006. Since we recognized share-based compensation expense using a fair value approach under SFAS 123 following the approval of our share-based compensation plans, there was no material impact to our financial position or results of operations from the adoption of SFAS 123R.

Regulatory Matters—We are subject to assessments from state FAIR Plans and windpools. Plans such as the Louisiana Citizens Property Insurance Corporation and Texas Windstorm Insurance Association have levied assessments against several of our insurance subsidiaries following Hurricanes Katrina and Rita and additional assessments may follow. Certain assessments have been recovered from our catastrophe reinsurers. Some of the Louisiana Citizens Property Insurance Corporation assessments have been recovered through surcharges to policyholders and subsequently reimbursed to the reinsurers. Other assessments are generally recoverable through surcharges to policyholders and do not represent an expense to us.

In addition, in the third quarter of 2006, we received a guaranty fund assessment of approximately $0.5 million from the state of Texas in connection with the liquidation of Texas Select. Such assessments are generally recoverable through premium tax credits. Accordingly, we recorded a related premium tax benefit asset.

INDEPENDENT AGENTS—PERSONAL LINES RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net insurance premiums earned	$34,660	$30,813	$97,745	$94,935
Net investment income	1,621	1,133	4,055	3,273
Net realized losses (gains)	(51)	17	(100)	50
Other income	378	436	1,171	1,264

Total revenues	36,608	32,399	102,871	99,522

Net losses and loss adjustment expenses incurred	16,041	17,733	55,849	53,127
Underwriting, acquisition and operating expenses:
Commissions	7,033	5,876	18,509	17,114
Other underwriting, acquisition and operating expenses	5,806	6,017	17,091	16,212

Total underwriting, acquisition and operating expenses	12,839	11,893	35,600	33,326

Total expense	28,880	29,626	91,449	86,453

Income from continuing operations before income taxes and minority interest	7,728	2,773	11,422	13,069
Income tax expense	2,821	1,536	4,183	5,151
Minority interest	(131)	—	(290)	—

Net income	$4,776	$1,237	$6,949	$7,918

Key Measures:
Gross written premiums	$61,297	$38,140	$132,197	$105,487
Net written premiums	56,612	34,102	120,703	97,676
Underwriting results	5,780	1,187	6,296	8,482
GAAP Ratios:
Net ex-catastrophe loss ratio	45.4%	43.8%	48.0%	44.4%
Net catastrophe loss ratio	0.9%	13.8%	9.1%	11.6%
Net expense ratio	37.0%	38.5%	36.5%	35.1%

Net combined ratio	83.3%	96.1%	93.6%	91.1%

Total assets	$266,262	$285,793	$266,262	$285,793

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The Personal Lines segment accounted for 35.0% and 28.4% of our gross written premiums in the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Personal Lines segment accounted for 30.1% and 28.8% of our gross written premium, respectively. This segment also accounted for 47.9% and 53.4% of our net insurance premiums earned in the nine months ended September 30, 2006 and 2005, respectively.

Revenues

Gross written premiums—Gross written premiums for the three months ended September 30, 2006 were $61.3 million compared to $38.1 million in the same period in 2005, an increase of $23.2 million, or 60.7%. For the nine months ended September 30, 2006, gross written premiums were $132.2 million compared to $105.5 million in the same period in 2005, an increase of 25.3%.

Standard personal property gross written premiums increased 105.9% and 43.5% for the three and nine months ended September 30, 2006 over the same period in 2005. The growth in gross written premiums was driven by nearly 18,000 new homeowners policies written in the third quarter following the liquidation of Texas Select. Gross written premium for our high-margin, low-value dwelling initiative increased 102.8% and 160.9% for the three and nine months ended September 30, 2006 and over the same period in 2005.

We continue to introduce new products to meet the needs of our customers. In the second quarter of 2006, we introduced our new HO-3 policy form in Texas which provides broader coverage, underwriting credits and pricing alternatives, combined with additional commission incentives and increased companion auto policy credits. The HO-3 policy form product should generate additional premiums in our personal property lines. We have also introduced our low-value dwelling Guardian tier product in Louisiana.

Our standard and nonstandard personal auto gross written premiums decreased by 12.5% and 14.4% for the three and nine months ended September 30, 2006 over the same period in 2005. The decline in standard and nonstandard personal auto premiums was expected because the margins in this product continue to be compressed through increasing competition. We have taken some rate reductions in this line; however, we have elected not to aggressively compete for this declining margin business.

Net written premiums—Net written premiums for the three months ended September 30, 2006 were $56.6 million compared to $34.1 million in the same period in 2005, an increase of 66.0%. For the nine months ended September 30, 2006, net written premium were $120.7 million compared to $97.7 million in the same period in 2005, an increase of 23.6%. The net written premiums growth in the personal property lines followed the gross premium growth. However, net written premiums were negatively influenced by the higher reinsurance costs in 2006 (the bulk of the higher catastrophe reinsurance costs are allocated to the Personal Lines segment).

Net insurance premiums earned—Net insurance premiums earned for the three months ended September 30, 2006 were $34.7 million compared to $30.8 million in the same period in 2005. For the nine months ended September 30, 2006, net insurance premiums earned were $97.7 million compared to $94.9 million in the same period in 2005. The growth in net insurance premiums earned is attributable to growth in the low-value dwelling program that started in 2005 combined with the earnings impact of personal property rate increases that were effective in the second quarter. These factors outweighed the decline in personal auto premiums and the higher cost of reinsurance. Since net insurance premiums earned are earned over the life of the policy, virtually all of the premiums from the previous Texas Select customers will benefit net insurance premiums earned after the third quarter.

Expenses

Net losses and loss adjustment expenses incurred— Net losses and loss adjustment expenses incurred for the three months ended September 30, 2006 were $16.0 million, compared to $17.7 million in the same period in 2005, a decrease of 9.5%. The total net loss ratio for the three months ended September 30, 2006 was 46.3% compared to 57.6% for the same period in 2005, a decrease of 11.3 points. The net ex-catastrophe loss ratio for the three months ended September 30, 2006 was 45.4%, compared to 43.8% in the same period in 2005, an increase of 1.6 points. The net ex-catastrophe loss ratio has been below 55.0% for the last nine consecutive quarters, which demonstrates the consistency of our underwriting process. For the third quarter of 2006, catastrophe losses were minimal after reinsurance recoveries compared to the hurricane losses in 2005. In the third quarter of 2005, we had two large catastrophe events. We have increased our estimated ultimate losses related to Hurricane Katrina and Hurricane Rita (the majority of which related to our Personal Lines segment) from $92.5 million to $96.7 million due to additional industry-wide litigation at the one-year anniversary of the storms. The projected losses remain within our reinsurance protections; thus, there was no impact on our net results from the increase in the estimated ultimate losses.

Net losses and loss adjustment expenses incurred for the nine months ended September 30, 2006 were $55.8 million, compared to $53.1 million in the same period in 2005, an increase of 5.1%. The total net loss ratio for the nine months ended September 30, 2006 was 57.1% compared to 56.0% for the same period in 2005, an increase of 1.1 points. The net ex-catastrophe loss ratio for the nine months ended September 30, 2006 was 48.0%, compared to 44.4% in the same period in 2005, an increase of 3.6 points. The slight increase in the ex-catastrophe ratio is primarily attributable to higher personal auto losses. Our low-value dwelling program continues to produce excellent results with a net loss ratio of 29.6% for the nine months ended September 30, 2006.

Underwriting, acquisition and operating expenses—Underwriting, acquisition and operating expenses for the three months ended September 30, 2006 were $12.8 million compared to $11.9 million in the same period in 2005, an increase of 8.0%. The net expense ratio for the three months ended September 30, 2006 was 37.0% compared with 38.5%, an improvement of 1.5 points for the same period in 2005. For the nine months ended September 30, 2006, underwriting, acquisition and operating expenses were $35.6 million compared to $33.3 million in the same period in 2005, an increase of 6.8%. The expense ratio for the quarter improved largely due to the growth in net insurance premiums earned. For the nine months ended September 30, 2006, the increase in operating expenses, particularly public company related expenses, outpaced the year-to-date growth in earned premiums. However, as earned premiums continue to grow, we expect the expense ratio to benefit accordingly.

Income

Underwriting results—Underwriting results for the three months ended September 30, 2006 were $5.8 million compared to $1.2 million in the same period in 2005, an increase of 386.9%. The primary driver for the increase in underwriting results for the third quarter of 2006 was the increase in revenue and a lower catastrophe loss ratio that provided improvement in the combined ratio.

For the nine months ended September 30, 2006, underwriting results were $6.3 million compared to $8.5 million in the same period in 2005, a decrease of 25.8%. The net combined ratio for the third quarter 2006 was 93.6% compared to 91.1% for the same period in 2005, an increase of 2.5 points. The decline in underwriting income is largely the result of higher reinsurance costs combined with modest increases in the total loss ratio and operating expense ratio along with higher commissions on the low-value dwelling program.

Net income—Net income for the three months ended September 30, 2006 was $4.8 million compared to net income of $1.2 million in the same period in 2005. For the nine months ended September 30, 2006, net income was $6.9 million compared to net income of $7.9 million in the same period in 2005. The year-to-date decline can be attributed to less favorable underwriting results.

INDEPENDENT AGENTS—COMMERCIAL LINES RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net insurance premiums earned	$19,650	$16,315	$56,240	$49,699
Net investment income	1,221	984	3,673	2,573
Net realized losses (gains)	(40)	15	(90)	39
Other income	56	50	156	147

Total revenues	20,887	17,364	59,979	52,458

Net losses and loss adjustment expenses incurred	10,341	11,625	34,688	32,326
Underwriting, acquisition and operating expenses:
Commissions	3,864	3,368	10,565	9,398
Other underwriting, acquisition and operating expenses	4,772	3,579	13,646	11,060

Total underwriting, acquisition and operating expenses	8,636	6,947	24,211	20,458

Total expense	18,977	18,572	58,899	52,784

Income (loss) from continuing operations before income taxes	1,910	(1,208)	1,080	(326)
Income tax expense (benefit)	770	(438)	416	(128)

Net income (loss)	$1,140	$(770)	$664	$(198)

Key Measures:
Gross written premiums	$25,777	$21,469	$73,128	$62,363
Net written premiums	22,112	17,849	62,628	53,633
Underwriting results	673	(2,257)	(2,659)	(3,085)
GAAP Ratios:
Net ex-catastrophe loss ratio	50.7%	68.1%	53.6%	62.8%
Net catastrophe loss ratio	1.9%	3.2%	8.1%	2.2%
Net expense ratio	44.0%	42.5%	43.0%	41.2%

Net combined ratio	96.6%	113.8%	104.7%	106.2%

Total assets	$181,753	$167,412	$181,753	$167,412

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The Commercial Lines segment represented 14.7% and 16.0% of our gross written premiums for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Commercial Lines segment represented 16.6% and 17.0% of our gross written premiums, respectively. This segment also represents 27.5% and 28.0% of our net insurance premiums earned for the first nine months in 2006 and 2005, respectively.

Revenues

Gross written premiums—Gross written premiums for the three months ended September 30, 2006 were $25.8 million compared to $21.5 million in the same period in 2005, an increase of 20.1%. For the nine months ended September 30, 2006, gross written premiums were $73.1 million compared to $62.4 million in the same period in 2005, an increase of 17.3%. The increase occurred as the result of well-diversified growth in target markets primarily in Texas and Louisiana, including our farm and ranch program.

The commercial lines market continues to soften and is increasingly competitive in most market areas, except for commercial property risks located in catastrophe-prone areas. In the second quarter of 2006, we released our new farm and ranch internet-based application and quoting system (FarmLink) and a new package policy (RePak) primarily for commercial risks in small-and medium sized markets. RePak also features an internet-based rating and binding capability. We believe these new products will facilitate continued growth in our commercial book of business.

Net written premiums—Net written premiums for the three months ended September 30, 2006 were $22.1 million compared to $17.8 million in the same period in 2005, an increase of 23.9%. For the nine months ended September 30, 2006, net written premiums were $62.6 million compared to $53.6 million in the same period in 2005, an increase of 16.8%. Commercial Lines net written premium growth followed the gross written premium growth, partially offset by the cost of reinsurance, although the cost was much smaller than the cost allocated to the Personal Lines segment.

Net insurance premiums earned—Net insurance premiums earned for the three months ended September 30, 2006 were $19.7 million compared to $16.3 million in the same period in 2005, an increase of 20.4%. For the nine months ended September 30, 2006, net insurance premiums earned were $56.2 million compared to $49.7 million in the same period in 2005, an increase of 13.2%. The growth in net insurance premiums earned also reflects the significant increase in written premiums that occurred in the second half of 2005. Growth in net insurance premiums earned has occurred in the last nine quarters.

Expenses

Net losses and loss adjustment expenses incurred— Net losses and loss adjustment expenses incurred for the three months ended September 30, 2006 were $10.3 million, compared to $11.6 million in the same period in 2005, an improvement of 11.0%. The total net loss ratio for the three months ended September 30, 2006 was 52.6% compared to 71.3% for the same period in 2005, a decrease of 18.7 points. The net ex-catastrophe loss ratio for the three months ended September 30, 2006 was 50.7%, compared to 68.1% in the same period in 2005, a decrease of 17.4 points. The net catastrophe loss ratio for the three months ended September 30, 2006 was 1.9% compared to 3.2% in the same period in 2005, an improvement of 1.3 points.

Net losses and loss adjustment expenses incurred for the nine months ended September 30, 2006 were $34.7 million, compared to $32.3 million in the same period in 2005, an increase of 7.3%. The total net loss ratio for the nine months ended September 30, 2006 was 61.7% compared to 65.0% for the same period in 2005, an improvement of 3.3 points. The net ex-catastrophe loss ratio for the nine months ended September 30, 2006 was 53.6%, compared to 62.8% in the same period in 2005, an improvement of 9.2 points. The net catastrophe loss ratio for the nine months ended September 30, 2006 was 8.1%, compared to 2.2% in the same period in 2005, an increase of 5.9 points.

The ex-catastrophe ratio improved in every product line except for commercial property and workers compensation for the nine months ended September 30, 2006 compared to the same period in 2005. In the nine months ended September 30, 2006, the commercial property line had seven large losses (primarily fire related) over $250,000 and two of the large losses were over $1.5 million before reinsurance recoveries. Workers compensation had two large claims over $250,000. Favorable experience in the commercial liability line in 2006 offset losses in the commercial property line and resulted in significantly improved ex-catastrophe loss experience for the three and nine months ended September 30, 2006. Commercial catastrophe losses were minimal in the third quarter of 2006, although for the year-to-date, the second quarter wind and hail storms resulted in a much higher catastrophe loss ratio for the nine months ended September 30, 2006. The 2005 hurricanes did not significantly influence the Commercial Lines segment in 2005.

Underwriting, acquisition and operating expenses—Underwriting, acquisition and operating expenses for the three months ended September 30, 2006 were $8.6 million compared to $6.9 million in the same period in 2005, an increase of 24.3%. For the nine months ended September 30, 2006, underwriting, acquisition and operating expenses were $24.2 million compared to $20.5 million in the same period in 2005, an increase of 18.3%. The net expense ratio for the three months ended September 30, 2006 was 44.0% compared to 42.5% in the same period in 2005, an increase of 1.5 points. Operating expenses increased due to increased technology costs associated with the Commercial Lines policy rating and administration system along with the farm and ranch system and increased public company expenses.

Income

Underwriting results—Underwriting results for the three months ended September 30, 2006 were $0.7 million compared to a loss of ($2.3) million in the same period in 2005, an improvement of $3.0 million. The net combined ratio for the three months ended September 30, 2006 was 96.6% compared to 113.8% in the prior year, an improvement of 17.2 points. For the nine months ended September 30, 2006, underwriting results were a loss of ($2.7) million compared to a loss of ($3.1) million, an improvement of 13.8% over the same period in 2005. For the nine months ended September 30, 2006, the combined ratio was 104.7% compared to 106.2% in the same period in 2005, an improvement of 1.5 points. The improvement was mainly due to improvement in the ex-catastrophe loss experience for the period.

Net income (loss)—Net income for the three months ended September 30, 2006 was $1.1 million compared to a net loss of ($0.8) million in the same period in 2005. For the nine months ended September 30, 2006, net income was $0.7 million compared to a net loss of ($0.2) million in the same period in 2005. Improved underwriting results and investment income were the primary reasons for the increase in net income.

PROGRAM MANAGEMENT RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net insurance premiums earned	$19,786	$14,145	$50,281	$33,009
Net investment income	872	811	2,909	1,907
Net realized losses (gains)	(31)	12	(72)	29
Other income	638	519	1,659	1,741

Total revenues	21,265	15,487	54,777	36,686

Net losses and loss adjustment expenses incurred	9,712	8,127	25,398	19,062
Underwriting, acquisition and operating expenses:
Commissions	6,752	2,698	15,547	7,502
Other underwriting, acquisition and operating expenses	1,702	1,443	4,618	4,290

Total underwriting, acquisition and operating expenses	8,454	4,141	20,165	11,792

Total expense	18,166	12,268	45,563	30,854

Income from continuing operations before income taxes	3,099	3,219	9,214	5,832
Income tax expense	940	1,389	3,762	2,299

Net income	$2,159	$1,830	$5,452	$3,533

Key Measures:
Gross written premiums	$42,440	$38,551	$109,026	$97,670
Net written premiums	22,653	18,328	56,347	43,255
Underwriting results	1,620	1,877	4,718	2,155
GAAP Ratios:
Net loss ratio	49.1%	57.5%	50.5%	57.7%
Net expense ratio	42.7%	29.2%	40.1%	35.8%

Net combined ratio	91.8%	86.7%	90.6%	93.5%

Total assets	$237,117	$206,495	$237,117	$206,495

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The Program Management segment accounted for 24.2% and 28.7% of our gross written premiums in the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, this segment accounted for 24.7% and 26.7%, respectively, of total gross written premium. This segment also accounted for 24.6% and 18.6% of our net insurance premiums earned in the nine months ended September 30, 2006 and 2005, respectively.

Revenues

Gross written premiums—Gross written premiums for the three months ended September 30, 2006 were $42.4 million compared to $38.6 million in the same period in 2005, an increase of 10.1%. For the nine months ended September 30, 2006, gross written premiums were $109.0 million compared to $97.7 million in the same period in 2005, an increase of 11.6%. The increase is primarily due to the development of our program for voluntary non-subscribers to the Texas Workers Compensation system and growth in the commercial auto/small casualty premiums produced by Texas General Agency, Inc. (“TGA”), our long-standing and largest MGA relationship. The non-subscriber program was implemented in the second quarter of 2005 and generated an increase of $1.2 million and $5.0 million for the three and nine months ended September 30, 2006. Our agreement with FirstComp, which was signed in the second quarter of 2006, generated $2.3 million of new gross written premiums for the three and nine months ended September 30, 2006.

Net written premiums—Net written premiums for the three months ended September 30, 2006 were $22.7 million compared to $18.3 million in the same period in 2005, an increase of 23.6%. For the nine months ended September 30, 2006, net written premiums were $56.3 million compared to $43.3 million in the same period in 2005, an increase of 30.3%. The increase is primarily due to our increased retention of the business produced by TGA (50% in 2006 compared to 40% in 2005) and growth in the non-subscriber program.

Net insurance premiums earned—Net insurance premiums earned for the three months ended September 30, 2006 were $19.8 million compared to $14.1 million in the same period in 2005, an increase of 39.9%. For the nine months ended September 30, 2006, net insurance premiums earned were $50.3 million compared to $33.0 million in the same period in 2005, an increase of 52.3%. The increase in premiums earned is largely attributable to the increased retention of the TGA program over the past two years and the growth in the non-subscriber program.

Other income—Other income for the three months ended September 30, 2006 was $0.6 million compared to $0.5 million in the same period in 2005, a decrease of 22.9%. For the nine months ended September 30, 2006, other income was essentially flat during the period. Other income represents fronting fees retained for unaffiliated MGA programs and is presented net of expenses associated with the production of these fees. A summary of the components of fronting fee income for the three and nine months ended September 30, 2006 and 2005 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fronting fee income	$820	$709	$2,232	$2,334
Fronting fee expense	(182)	(190)	(573)	(593)

Net fronting fee income	$638	$519	$1,659	$1,741

Expenses

Net losses and loss adjustment expenses incurred— Net losses and loss adjustment expenses incurred for the three months ended September 30, 2006 were $9.7 million, compared to $8.1 million in the same period in 2005, an increase of 19.5%. The total net loss ratio for the three months ended September 30, 2006 was 49.1% compared to 57.5% for the same period in 2005, an improvement of 8.4 points.

Net losses and loss adjustment expenses incurred for the nine months ended September 30, 2006 were $25.4 million, compared to $19.1 million in the same period in 2005, an increase of 33.2%. The total net loss ratio for the nine months ended September 30, 2006 was 50.5% compared to 57.7% for the same period in 2005, an improvement of 7.2 points. The increase in loss dollars is due to the increased retention for the TGA program. In actuality, the TGA business recorded improved underwriting results and a lower loss ratio, which in turn results in higher commissions.

Underwriting, acquisition and operating expenses—Underwriting, acquisition and operating expenses for the three months ended September 30, 2006 were $8.5 million compared to $4.1 million in the same period in 2005, an increase of 104.2%. For the nine months ended September 30, 2006, underwriting, acquisition and operating expenses were $20.2 million compared to $11.8 million in the same period in 2005, an increase of 71.0%. The net expense ratio for the three months ended September 30, 2006 increased to 40.1% from 35.8% in the same period in 2005, an increase of 4.3 points. Commission expense is 107.2% higher for the nine months ended September 30, 2006 over the same period of 2005, primarily due to the improved underwriting results and increased retention in the TGA program.

Income

Underwriting results—Underwriting results for the three months ended September 30, 2006 were $1.6 million compared to $1.9 million in the same period in 2005, a decrease of 13.7%. For the nine months ended September 30, 2006, underwriting results were $4.7 million compared to $2.2 million in the same period in 2005, an increase of 118.9%. The net combined ratio for the three months ended September 30, 2006 was 91.8% compared to 86.7% for the same period in 2005, an increase of 5.1 percentage points. For the nine months ended September 30, 2006, the net combined ratio was 90.6% compared to 93.5% for the same period in 2005, an improvement of 2.9 points. The current year improvement was primarily due to improved results of the TGA business combined with profitable growth in the non-subscriber program.

Net income—Net income for the three months ended September 30, 2006 was $2.2 million compared to $1.8 million in the same period in 2005. For the nine months ended September 30, 2006, net income was $5.5 million compared to $3.5 million in the same period in 2005. Improved underwriting results and investment income were the primary reasons for the increase in net income.

INSURANCE SERVICES AND CORPORATE RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net investment income	$161	$91	$392	$315
Net realized (losses) gains	(3)	1	(6)	3
Other income	587	492	1,943	1,545

Total revenues	745	584	2,329	1,863

Underwriting, acquisition and operating expenses	(141)	(1,240)	(476)	(1,206)
Interest expense	1,016	867	2,939	2,377

Total expense	875	(373)	2,463	1,171

(Income) loss from continuing operations before income taxes and equity in earnings of consolidated foreign insurance company	(130)	957	(134)	692
Income tax (benefit) expense	(50)	359	(52)	273
Equity in earnings of unconsolidated foreign insurance company	261	1,394	2,632	2,935

Net income	$181	$1,992	$2,550	$3,354

Key Measures:
Gross written premiums	$45,538	$36,299	$126,199	$100,691
Total assets	209,995	175,804	209,995	175,804

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The Insurance Services segment accounted for 28.6% and 27.5% of our gross written premiums in the nine months ended September 30, 2006 and 2005, respectively.

Revenues

Gross written premiums—Gross written premiums for the three months ended September 30, 2006 were $45.5 million compared to $36.3 million in the same period in 2005, an increase of 25.5%. For the nine months ended September 30, 2006, gross written premiums were $126.2 million compared to $100.7 million in the same period in 2005, an increase of 25.3%. The premiums come from fronting programs generally for other unaffiliated national or regional insurance carriers. For the nine months ended September 30, 2006, the largest program generated an increase in gross written premium of 51.7% over the same period in 2005. The second largest program increased 10.8% over the same period in 2005.

All of the programs in this segment are fully reinsured; therefore, there is no net retention of written premiums, losses or loss adjustment expenses, underwriting or acquisition expenses.

Other income—Other income for the three months ended September 30, 2006 was $0.6 million compared to $0.5 million in the same period in 2005, an increase of 19.3%. For the nine months ended September 30, 2006, other income was $1.9 million compared to $1.5 million in the same period in 2005, an increase of 25.8%. Other income primarily represents fronting fees received from national or regional insurance carriers and is presented net of our expenses associated with producing this business. A summary of the components of the fronting fee income for the three and nine months ended September 30, 2006 and 2005 are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fronting fee income	$845	$699	$2,397	$1,982
Fronting fee expense	(267)	(181)	(739)	(487)

Net fronting fee income	$578	$518	$1,658	$1,495

The increase in 2006 parallels the increase in gross written premiums. Other income also includes net miscellaneous other including sales of certain unused assets.

Expenses

Underwriting, acquisition and operating expenses—Underwriting, acquisition and operating expenses for the three months ended September 30, 2006 were a credit of ($0.1) million compared to a credit of ($1.2) million in the same period in 2005. For the nine months ended September 30, 2006, underwriting, acquisition and operating expenses were a credit of ($0.5) million compared to a credit of ($1.2) million in the same period in 2005. We do not have any net underwriting or acquisition expenses associated with this segment since there is no underwriting retention. Total expenses for this segment generally show as credits or as minimal net expenses due to the nature of intercompany leasing arrangements of certain fixed assets. The credit in the third quarter of 2005 was unusually large due to the reclassification of certain intercompany leasing and management fees. Such amounts were not material to other segments and did not impact our consolidated results. The decrease in the credit for the third quarter of 2006 compared to the same period in 2005 is primarily due to the increase in fixed assets related to our relocation to a new home office late in the first quarter of 2005. The amounts reflect a full nine months of activity in 2006. All intercompany transactions are eliminated in consolidation.

Income

Net income—Net income for the three months ended September 30, 2006 was $0.2 million compared to $2.0 million in the same period in 2005, a decrease of 90.9%. For the nine months ended September 30, 2006, net income was $2.6 million compared to $3.4 million in the same period in 2005, a decrease of 24.0%. Our equity earnings in Atlas and the increase in interest expense primarily caused the decrease in net income. Our equity earnings decreased 10.3% for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to higher mortality losses in Atlas’ life operations partially offset by increases in investment income. Second, our interest expense increased by 23.6% for the nine months ended September 30, 2006 over the same period in 2005. As mentioned earlier, a key reason for the increase in interest expense was the acquisition of the $20.0 million senior credit facility in late February 2005. In addition, rising interest rates on our floating rate debt were also a contributing factor to the increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Republic Companies Group, Inc. is a holding company with no business operations of its own. Consequently, our ability to pay dividends to stockholders, meet debt service obligations, pay taxes and pay administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates. Generally, we do not have any restrictions on the payment of dividends by our non-insurance company subsidiaries and affiliates other than state corporate laws regarding solvency and those imposed pursuant to the terms of our senior debt credit facility. As a result, our non-insurance company subsidiaries and affiliates generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate obligations, such as debt service payments and to pay stockholder dividends. However, the merger agreement we entered into on August 4, 2006 pursuant to which an indirect subsidiary of Delek Capital Ltd. would acquire all of our outstanding common stock includes restrictions on our ability to pay dividends. We had $4.3 million and $5.4 million of cash and short-term invested assets at our holding company and our non-insurance company subsidiaries as of September 30, 2006 and December 31, 2005, respectively.

Our insurance company subsidiaries are restricted by statute as to the amount of dividends that they may pay without prior approval of their domiciliary state insurance departments. Generally, Texas-domiciled insurers may pay dividends without advance regulatory approval only from unassigned surplus, and then only to the extent that all dividends paid in the twelve months ending on the date in question do not exceed the greater of (1) 10% of their policyholders’ surplus as of December 31 of the preceding year or (2) 100% of their net income for the calendar year preceding the year in which the value is being determined and subject to available earned surplus as defined by the domiciliary state insurance department. In addition, insurance companies are required by law to maintain a minimum level of surplus on a statutory basis. Statutory surplus is calculated by subtracting total liabilities from total admitted assets computed under accounting principles prescribed or permitted by the insurer’s state of domicile. As of January 1, 2006, the maximum dividend that Republic Underwriters Insurance Company, our lead insurance subsidiary, could pay without prior approval was $16.9 million. Any dividend in excess of this amount would be considered an “extraordinary dividend,” which would require advance approval by the Texas Department of Insurance.

Sources of funds consist primarily of net premiums received, fronting fee income, collected reinsurance recoverables on hurricane losses, net investment income and proceeds from the sales and maturity of investments. Funds are used primarily to pay claims, operating expenses, purchase investments and pay dividends. The Company generated net cash from operations of $58.1 million for the nine months ended September 30, 2006. The primary source of funds from operations during the first nine months of 2006 was the collection of reinsurance recoverables and growth in unearned premium as the result of significant growth in written premium. The Company’s management believes that we have adequate financial resources to satisfy all claims and meet all other cash needs for the next 12 months.

Investment Portfolio

Our primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. BlackRock Financial Management, Inc. (“BlackRock”) manages all of our fixed maturity investments except for certain short-term investments that we manage internally to meet near-term operating cash requirements. Our investment portfolio has an average duration of 3.3 years that provides a high degree of liquidity since it is comprised principally of readily marketable fixed maturity and short-term securities. We review our investment portfolio with BlackRock monthly to ensure compliance with our investment guidelines. The net annualized net investment yield on average invested assets, excluding our investment in Atlas, was 4.2% for the nine months ended September 30, 2006 compared to 3.7% for the same period in 2005.

Fixed maturity investments are classified as available-for-sale and we report these securities at their estimated fair values based on quoted market prices. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income, and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income (loss) in stockholders’ equity, net of deferred taxes. We regularly evaluate our investment portfolio to identify other-than-temporary impairments of individual securities. We consider many factors in determining if an other-than-temporary impairment exists, including:

•	the length of time and extent to which the fair value of the security has been less than cost;

•	the financial condition and near-term prospects of the issuer of the security; and

•	our ability and intent to hold the security until the fair value is expected to recover.

While higher interest rates are expected to continue to increase the number of fixed maturity holdings trading below 100% of amortized cost, lower fixed maturity security values caused by interest rate changes would not necessarily signal a decline in credit quality. We believe we have the ability to hold most fixed maturity investments until maturity based on our historical cash flow experience with catastrophe events, operating results, regulatory surplus and cash flows.

In the third quarter of 2006, we recognized an impairment loss of $62,000 on the shares of a closely held financial institution previously carried in “Other invested assets” on the condensed consolidated balance sheet. There is no ready market for these shares and our ability to recover our investment is uncertain. The balance of “Other invested assets” consists of our equity ownership in the capital trusts that issued our subordinated debt.

The fair value of our fixed maturity investments available for sale was $326.2 million as of September 30, 2006 compared to $298.2 million as of December 31, 2005, an increase of $28.0 million, or 9.4%. Net change in unrealized investment losses before tax was $0.2 million for the nine months ended September 30, 2006. The unrealized losses are largely attributable to market price changes due to interest rate increases since the investments were purchased, and are not considered to be impaired, temporary or otherwise, given our ability and intent to hold the securities to recovery. None of our fixed maturities trade below 80% of their amortized cost. The following table summarizes fixed maturities available for sale as of September 30, 2006 and as of December 31, 2005 (dollars in thousands):

	As of September 30, 2006			As of December 31, 2005
	Amortized Cost	Estimated Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain/(Loss)
Percent trading of amortized cost:
below 80%	$—	$—	$—	$—	$—	$—
between 80% to less than 100%	278,750	273,107	(5,643)	262,946	257,421	(5,525)
100% or above	52,272	53,081	809	40,211	40,748	537

Total	$331,022	$326,188	$(4,834)	$303,157	$298,169	$(4,988)

The following table represents our fixed maturities available for sale, in an unrealized loss position by amount of time in a continuous unrealized loss position as of September 30, 2006 and as of December 31, 2005 (dollars in thousands):

	As of September 30, 2006
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$21,227	$(225)	$16,879	$(338)	$38,106	$(563)
Obligations of states and political subdivisions	10,296	(3)	3,854	(63)	14,150	(66)
Corporate securities	15,261	(162)	101,278	(2,509)	116,539	(2,671)
Mortgage and asset backed securities	25,704	(122)	78,608	(2,221)	104,312	(2,343)

Total	$72,488	$(512)	$200,619	$(5,131)	$273,107	$(5,643)

	As of December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	$32,802	$(238)	$3,768	$(102)	$36,570	$(340)
Obligations of states and political subdivisions	—	—	3,837	(92)	3,837	(92)
Corporate securities	59,018	(1,168)	52,952	(1,565)	111,970	(2,733)
Mortgage and asset backed securities	69,900	(1,244)	35,144	(1,116)	105,044	(2,360)

Total	$161,720	$(2,650)	$95,701	$(2,875)	$257,421	$(5,525)

The following table represents our fixed maturities available for sale classified by credit quality as of September 30, 2006 and as of December 31, 2005 (dollars in thousands):

		As of September 30, 2006
	Average Rating	Amortized Cost	Fair Value	% of Total Fair Value	Unrealized Gain/ (Loss)
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	AAA	$53,947	$53,744	16.5%	$(203)
Obligations of states and political subdivisions	AA-	14,447	14,385	4.4%	(62)
Corporate securities	A	100,453	98,530	30.2%	(1,923)
Corporate securities	BBB	32,916	32,295	9.9%	(621)
Mortgage and asset backed securities	AAA	128,931	126,900	38.9%	(2,031)
Mortgage and asset backed securities	BBB	328	334	0.1%	6

Total		$331,022	$326,188	100.0%	$(4,834)

		As of December 31, 2005
	Average Rating	Amortized Cost	Fair Value	% of Total Fair Value	Unrealized Gain/ (Loss)
U.S. Treasury obligations and direct obligations of U.S. Government agencies and authorities	AAA	$42,997	$42,906	14.4%	$(91)
Obligations of states and political subdivisions	AAA	4,160	4,074	1.4%	(86)
Corporate securities	A	97,973	95,831	32.1%	(2,142)
Corporate securities	BBB	27,525	27,095	9.1%	(430)
Mortgage and asset backed securities	AAA	130,154	127,909	42.9%	(2,245)
Mortgage and asset backed securities	BBB	348	354	0.1%	6

Total		$303,157	$298,169	100.0%	$(4,988)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the nine months ended September 30, 2006. Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are mainly exposed to changes in interest rates that affect the fair value of our investments in fixed maturity securities. Based on our average portfolio duration of 3.3 years, we estimate that a 50-basis point increase in interest rates would result in an unrealized investment of loss, net of tax, of approximately $4.1 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision of and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls in preparation for management’s assessment of internal controls over financial reporting required for the annual period ending December 31, 2006. Based on that evaluation, our CEO and our CFO concluded that, subject to the limitations noted in this Item 4, our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and that material information regarding the Company and its consolidated subsidiaries is made known to our CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Hurricane Katrina Litigation

Please review Part II-Other Information, Item 1 Legal Proceedings of the Company’s quarterly reports on Form 10-Q for the first and second quarters of 2006 filed with the SEC on May 12, 2006 and August 14, 2006, respectively, for a complete description of the Hurricane Katrina Litigation. There are no material new developments to report regarding this litigation other than the fact that this case has been removed to federal court in the Eastern District of Louisiana.

In addition, two of the Company’s subsidiaries are currently defending a statewide putative class action lawsuit filed in the United States District Court for the Eastern District of Louisiana on August 28, 2006 in the aftermath of Hurricane Katrina. The plaintiffs generally allege that Republic Fire and Casualty Insurance Company, Republic Lloyds and other unaffiliated insurer defendants breached their policies by failing to properly apply the law regarding efficient proximate cause, concurrent causation, flood water and levee failure exclusions and negligence. This lawsuit seeks declaratory relief and unspecified monetary damages, statutory penalties and attorneys’ fees. This matter is in the early stages of development, and the Company is defending it vigorously. No class has been certified in this matter. The Company cannot at this time predict the outcome of this matter, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s business, financial position or results of operations.

Hurricane Rita Litigation

Please review Part II-Other Information, Item 1 Legal Proceedings of the Company’s quarterly report on Form 10-Q of the second quarter of 2006 filed with the SEC on August 14, 2006 for a complete description of the Hurricane Rita Litigation. There are no material new developments to report regarding this litigation.

Other Litigation

The Company and its subsidiaries are parties to various other lawsuits incidental to and arising in the ordinary course of their businesses. The Company believes that there are meritorious defenses to all of these lawsuits and is defending them vigorously. The Company believes that resolution of its pending litigation, other than the Hurricanes Katrina and Rita litigation, for which it is too early to predict, will not, individually or in the aggregate, have a material adverse effect on the Company’s financial position or results of operations. However, given the unpredictability of litigation, there can be no assurance that any litigation will not have a material adverse effect on the Company’s financial results for any given period.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risks described in Part I, “Item 1A. Risk Factors,” contained in our Annual Report on Form 10-K for the period ending December 31, 2005, which could impair our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations.

As described in Note 1 to our Condensed Consolidated Financial Statements and in the “Recent Developments” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations “ in this Quarterly Report on Form 10-Q, we entered into a definitive merger agreement pursuant to which an indirect subsidiary of Delek Capital Ltd. (“Delek”) would acquire all of the outstanding shares of the Company for $20.40 in cash. Completion of the transaction is subject to customary stockholder and regulatory approvals; however, no assurances can be given that all stockholder and regulatory approvals will be obtained (whether in 2006 or next year) or that the transaction will close. As the result of this proposed transaction, we are exposed to new risks that could impact our business, financial position or results of operations, particularly if the transaction is delayed or not completed. These additional risks include, but may not be limited to:

If the merger is not completed, our business could be materially and adversely affected, and our stock price could decline

The merger is subject to customary closing conditions, including the approval by the holders of a majority of our outstanding common stock, certain regulatory agencies and other closing conditions. Therefore, the merger may not be completed or may not be completed in the expected time period and the merger agreement is terminated. In that event, if the merger is terminated the market price of our common stock would likely decline, as we believe that our market price reflects an assumption that the merger will be completed. In addition, our stock price may be adversely affected because we have incurred and will continue to incur significant expenses related to the merger prior to its closing that will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Arrow Capital US Inc., a holding company for the U.S. insurance operations of Delek (“Arrow”) a termination fee of $9.0 million and reimburse Arrow for its expenses in connection with the merger, up to a maximum of $1.5 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected, making it more difficult to retain employees and existing customers and to generate new business.

The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations.

While the merger proposal is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with our partners and customers may detract from our ability to grow revenue and minimize costs;

•	an unfavorable change in our financial strength rating by the A.M. Best Company, Inc. could cause our revenues and earnings to decrease;

•	significant restrictions in the merger agreement on the conduct of our business prior to completion of the merger, including requiring us to conduct our business only in the ordinary course, may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger;

•	some of our employees may choose to terminate their employment with us during this period of uncertainty, thereby disrupting the quality of our service;

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities; and,

•	we have incurred and will continue to incur significant expenses related to the merger prior to its closing.

The “no solicitation” restrictions and the termination fee provisions in the merger agreement may discourage other companies from trying to acquire us.

While the merger agreement is in effect, subject to specified exceptions, we are prohibited from entering into or soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Arrow. In addition, pursuant to the merger agreement, we agreed to pay a termination fee to Arrow in specified circumstances. These provisions could discourage other parties from trying to acquire us even though those other parties might be willing to offer greater value to our stockholders than Arrow has offered in the merger agreement. The merger agreement does not, however, prohibit us or our board of directors from considering and potentially approving a bona fide unsolicited written superior proposal from a third party, if we and our board of directors comply with the applicable provisions of the merger agreement.

The merge agreement contains restrictions on our ability to pay future dividends.

Historically, we have paid a dividend of $0.12 per share of our outstanding common stock each fiscal quarter. While the merger proposal is pending, we are permitted to pay dividends but are restricted in our ability to pay dividends and we may not be able to pay dividends with the same frequency or in the same amounts as we have in the past, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger, dated August 4, 2006, by and among Republic Companies Group, Inc., Delek Group Ltd., a corporation organized under the laws of Israel, Arrow Capital US Inc. (“Arrow Capital”), a Delaware corporation, and Arrow Subsidiary Corporation, a Delaware corporation and a wholly-owned subsidiary of Arrow Capital.	(i)

3.1	Amended and Restated Certificate of Incorporation of Republic Companies Group, Inc.	(c)

3.2	Amended and Restated Bylaws of Republic Companies Group, Inc.	(c)

4.1	Form of Common Stock Certificate.	(c)

10.1	Stock Purchase Agreement, dated as of May 9, 2003, by and among Republic Financial Services, Inc. (Texas), Republic Financial Services, Inc. (Nevada), Winterthur U.S. Holdings, Inc., RTXA, Inc., and RTXA Sub Inc.	(a)

10.2	Securities Purchase Agreement and First Amendment thereto, effective May 9, 2003, among RTXA, Inc. and the investors party thereto.	(a)

10.3	Amended and Restated Registration Rights Agreement among Republic Companies Group, Inc. and the Investors party thereto, dated August 8, 2005.	(c)

10.4	Employment Agreement, dated as of November 17, 2003, between Republic Underwriters Insurance Company and Parker W. Rush.	(a)

10.5	Employment Agreement, dated as of May 9, 2003, between RTXA, Inc. and Martin B. Cummings.	(a)

10.6	Employment Agreement, dated as of April 9, 2004, between Republic Underwriters Insurance Company and Robert S. Howey.	(a)

10.7	Republic Companies Group, Inc. Stock Plan, effective May 1, 2004.	(d)

10.8	Republic Financial Services, Inc. Deferred Compensation Plan, effective July 1, 1995, as amended.	(d)

10.9	Excess of Loss Reinsurance Agreement and Addenda Nos. 1-3, effective January 1, 1994, between Winterthur Swiss Insurance Company and Republic Insurance Company.	(a)

Exhibit Number	Description	Reference
10.10	Reinsurance Agreement, dated May 9, 2003, by and between Winterthur Swiss Insurance Company and Republic Underwriters Insurance Company.	(a)

10.11	Amended and Restated Investor Rights Agreement, dated as of December 9, 2004, between Republic Companies Group, Inc. and certain stockholders designated therein.	(a)

10.12	Credit Agreement, dated as of February 23, 2005, among Republic Companies, Inc., Republic Companies Group, Inc. and The Frost National Bank.	(a)

10.13	Lease Agreement, dated August 31, 2004, between TC Dallas #2, LP and Republic Underwriters Insurance Company.	(a)

10.14	Amended and Restated Managing General Agency Agreement, dated January 1, 2006, by and between Republic Lloyds, Republic-Vanguard Insurance Company, Southern County Mutual Insurance Company, Southern Insurance Company and Texas General Agency, Inc.	(e)

10.15	2005 Equity-Based Compensation Plan, effective August 8, 2005.	(c)

10.16	Employee Stock Purchase Plan, effective August 8, 2005.	(c)

10.17	Deferred Compensation Plan for Directors, effective August 1, 2005.	(c)

10.18	Republic Underwriters Insurance Company Incentive Bonus Plan, effective January 1, 2006.	(h)

10.19	Incentive Stock Option Award Agreement.	(b)

10.20	Form of Restricted Stock Award Agreement	(f)

10.21	Managing General Agency Agreement by and between Southern Insurance Company, Southern Vanguard Insurance Company, Republic Underwriters Insurance Company, Republic Fire and Casualty Insurance Company and FirstComp Underwriters Group, Inc., effective July 1, 2006	(j)

10.22	Amended and Restated Employment Agreement, dated September 14, 2006, between Republic Underwriters Insurance Company and Parker W. Rush	(g)

10.23	Employment Agreement, dated September 14, 2006, between Republic Underwriters Insurance Company and Robert S. Howey	(g)

10.24	Amended and Restated Employment Agreement, dated September 14, 2006, between Republic Underwriters Insurance Company and Martin B. Cummings	(g)

10.25	Amended and Restated Employment Agreement, dated September 14, 2006, between Republic Underwriters Insurance Company and Michael E. Ditto	(g)

10.26	Employment Agreement, dated September 14, 2006, between Republic Underwriters Insurance Company and Frank Vaccaro	(g)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker W. Rush	†

31.2	Rule 13a-14(a)/15d-14(a) Certification by Martin B. Cummings	†

32.1	Section 1350 Certifications by Parker W. Rush and Martin B. Cummings	††

†	Filed herewith.

††	Furnished herewith.
(a)	Previously filed on May 10, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1 (File No. 333-124758) and incorporated herein by reference.
(b)	Previously filed on August 12, 2005 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference.
(c)	Previously filed on September 19, 2005 as an Exhibit of like number to the Company’s Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-51455) and incorporated herein by reference.
(d)	Previously filed on July 19, 2005 as an Exhibit of like number to the Company’s registration statement on Form S-1/A (File No. 333-124758) and incorporated herein by reference.
(e)	Previously filed on March 30, 2006 as an Exhibit of like number to the Company’s Form 10-K for the annual period ended December 31, 2005 (File No. 000-51455) and incorporated herein by reference. Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.
(f)	Previously filed on February 16, 2006 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference.
(g)	Previously filed on September 20, 2006 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference.
(h)	Previously filed on August 8, 2006 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference.
(i)	Previously filed on August 4, 2006 as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-51455) and incorporated herein by reference. Certain schedules and exhibits have been omitted and the Company agrees to furnish to the Securities and Exchange Commission supplementally a copy of any omitted schedules and exhibits upon request.
(j)	Previously filed on August 14, 2006 as an Exhibit of like number to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 (File No. 000-51455) and incorporated herein by reference. Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic Companies Group, Inc.

Date: November 13, 2006	By:	/s/ MARTIN B. CUMMINGS
Martin B. Cummings
Vice President and Chief Financial Officer